Form 10-Q
period 2023-09-30
TKO Group Holdings, Inc.
filed 2023-11-07
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-41797

TKO GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	92-3569035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Fifth Ave, 7th Floor

New York, NY 10010

(Address of principal executive offices)

(646) 558-8333

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	TKO	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of November 3, 2023, there were 83,372,699 shares of the Registrant’s Class A common stock outstanding and 89,616,891 shares of the Registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical fact contained in this Quarterly Report, including without limitation, statements regarding the anticipated benefits of and costs associated with the Transactions; our expectations surrounding the Transactions and our ability to grow our business and bolster our financial position; our expected contractual obligations and capital expenditures; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; and our competitive market position within our industry are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms “aim,” "anticipate," "believe," "could," “mission,” "may," "will," "should," "expect," "intend," "plan," "estimate," "project," "predict," "potential," “target,” "contemplate," or, in each case, their negative, or other variations or comparable terminology and expressions. The forward-looking statements in this Quarterly Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to:

•difficulties with the integration and in realizing the expected benefits of the Transactions, including the business combination;

•the unfavorable outcome of legal proceedings that may be instituted against TKO Group Holdings, UFC, WWE and their affiliates in connection with the Transactions, including the business combination;

•the inability to capture all or part of the anticipated cost and revenue synergies;

•fees and expenses associated with negotiating and completing the Transactions, including the business combination;

•potential liabilities that are not known, probable or estimable at this time;

•the inability to maintain the listing of our Class A common stock on the NYSE;

•the risk of adverse tax consequences of the Merger and the Conversion;

•the inability to retain WWE or UFC management, employees and/or talent;

•the impact of future domestic and international industry trends on our business and our future growth, business strategy and objectives for future operations;

•the inability to renew or replace our distribution rights agreements on equal or more favorable terms;

•the possibility we may be adversely affected by other economic, business and/or competitive factors; and

•other important factors that could cause actual results, performance or achievements to differ materially from those described in: this Quarterly Report in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors”; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) on Form 424(b)(4) on September 19, 2023 (the “Prospectus”); and our subsequent filings with the Securities and Exchange Commission (the “SEC”).

These risks could cause our actual results to differ materially from those implied by forward-looking statements in this Quarterly Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

You should read this Quarterly Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we have no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Available Information and Website Disclosure

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

You also can find more information about us online at our investor relations website located at www.investor.tkogrp.com. Filings we make with the SEC and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this Quarterly Report.

Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference calls and webcasts, and by postings on our investor relations site at investor.tkogrp.com. We may also use our website as a distribution channel of material Company information. In addition, you may automatically receive email alerts and other information about TKO when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on investor.tkogrp.com.

DEFINITIONS

As used in this Quarterly Report, unless we state otherwise or the context otherwise requires:

•“we,” “us,” “our,” “TKO Group Holdings,” “TKO,” the “Company,” and similar references refer (1) prior to the consummation of the Transactions to Zuffa Parent, LLC, and (2) after the consummation of the Transactions to TKO Group Holdings, Inc. and its consolidated subsidiaries.

•“Board” refers to the board of directors of TKO Group Holdings.

•“business combination” refers to the combination of the businesses of WWE and TKO OpCo.

•“DGCL” refers to the General Corporation Law of the State of Delaware.

•“Endeavor” refers to Endeavor Group Holdings, Inc., a Delaware corporation.

•“Endeavor OpCo” refers to Endeavor Operating Company, LLC, a Delaware limited liability company and subsidiary of Endeavor.

•“fully-diluted basis” means on a basis calculated assuming the full cash exercise (and not net settlement but, for the avoidance of doubt, including the conversion of the Convertible Notes (to the extent not converted prior to closing of the Transaction)) of all outstanding options, warrants, restricted stock units, performance stock units, dividend equivalent rights and other rights and obligations (including any promised equity awards and assuming the full issuance of the shares underlying such awards) to acquire voting interests of TKO Group Holdings (without regard to any vesting provisions and, with respect to any promised awards whose issuance is conditioned in full or in part based on achievement of performance goals or metrics, assuming achievement at target performance) and the full conversion, exercise, exchange, settlement of all issued and outstanding securities convertible into or exercisable, exchangeable or settleable for voting interests of TKO Group Holdings, not including any voting interests of TKO Group Holdings reserved for issuance pursuant to future awards under any option, equity bonus, share purchase or other equity incentive plan or arrangement of TKO Group Holdings (other than promised awards described above), and any other interests or shares, as applicable, that may be issued or exercised. For the avoidance of doubt, this definition assumes no net settlement or other reduction in respect of withholding tax obligations in connection with the issuance, conversion, exercise, exchange or settlement of such rights or obligations to acquire interests of TKO Group Holdings as described in the foregoing.

•“NYSE” refers to the New York Stock Exchange.

•“TKO Class A common stock” refers to the Class A common stock, par value $0.00001 per share, of TKO.

•“TKO Class B common stock” refers to the Class B common stock, par value $0.00001 per share, of TKO.

•“TKO OpCo” refers to TKO Operating Company, LLC (f/k/a Zuffa Parent LLC), a Delaware limited liability company and our direct subsidiary.

•“TKO OpCo Units” refers to all of the existing equity interests in TKO OpCo.

•“Transactions” refer, collectively, to the transactions pursuant to the Transaction Agreement (defined below) pursuant to which: (i) WWE undertook certain internal restructuring steps; (ii) Whale Merger Sub Inc. (“Merger Sub”) merged with and into WWE (the “Merger”), with WWE surviving the Merger (the “Surviving Entity”) and becoming a direct wholly owned subsidiary of the Company; (iii) immediately following the Merger, the Company caused the Surviving Entity to be converted into a Delaware limited liability company (“WWE LLC”) and the Company became the sole managing member of WWE LLC (the “Conversion”); and (iv) following the Conversion, the Company (x) contributed all of the equity interests of WWE LLC to TKO OpCo in exchange for 49% of the membership interests in TKO OpCo on a fully diluted basis, and (y) issued to EOC and certain of Endeavor’s other subsidiaries a number of shares of TKO Class B common stock representing, in the aggregate, approximately 51% of the total voting power of the Company’s stock on a fully-diluted basis, in exchange for a payment equal to the par value of such TKO Class B common stock.

•“Transaction Agreement” refers to the transaction agreement, dated as of April 2, 2023, by and among Endeavor, Endeavor OpCo, TKO OpCo, WWE, the Company, and Merger Sub.

•“UFC” refers to the Ultimate Fighting Championship.

•“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).

•“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our securities. Principal risks and uncertainties affecting our business include the following:

•our ability to generate revenue from discretionary and corporate spending on events, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control, such as general macroeconomic conditions;

•we depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners. Our failure to maintain, renew or replace key agreements, certain of which we anticipate negotiating soon, could adversely affect our ability to distribute our media content, WWE Network and/or other of our goods and services, which could adversely affect our operating results;

•we may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies;

•because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, or our key personnel could adversely affect our business;

•the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, both within the United States and internationally, and we may not be able to compete effectively, which could adversely affect our operating results;

•we depend on the continued services of executive management and other key employees, and of our parent company, Endeavor. The loss or diminished performance of these individuals, or any diminished performance by Endeavor, could adversely affect our business;

•changes in public and consumer tastes and preferences and industry trends could reduce demand for our content offerings and adversely affect our business;

•owning and managing events for which we sell media and sponsorship rights, ticketing and hospitality exposes us to greater financial risk. Additionally, we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations. If the live events that we own and manage are not financially successful, our business could be adversely affected;

•unfavorable outcomes in legal proceedings may adversely affect our business and operating results;

•we have a substantial amount of indebtedness, which could adversely affect our business, and we cannot be certain that additional financing will be available on reasonable terms when required, or at all;

•we are a holding company whose principal assets are the TKO OpCo Units we hold in TKO OpCo and, accordingly, we are dependent upon distributions from TKO OpCo to pay taxes and other expenses;

•we are controlled by Endeavor. The interests of Endeavor may differ from the interests of other stockholders of TKO Group Holdings;

•an active trading market for our Class A common stock may not develop and you may not be able to sell your shares of Class A common stock;

•the market price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all;

•tax matters may cause significant variability in our financial results; and

•TKO OpCo may be required to pay additional taxes as a result of the partnership audit rules.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$449,058	$340,699	$1,060,973	$868,376
Operating expenses:
Direct operating costs	130,312	99,619	302,253	243,483
Selling, general and administrative expenses	193,211	56,497	313,033	155,707
Depreciation and amortization	31,698	14,947	61,900	44,945
Total operating expenses	355,221	171,063	677,186	444,135
Operating income	93,837	169,636	383,787	424,241
Other expenses:
Interest expense, net	(60,636)	(35,319)	(172,439)	(90,767)
Other (expense) income, net	(696)	400	(1,560)	(444)
Income before income taxes and equity (earnings) losses of affiliates	32,505	134,717	209,788	333,030
Provision for income taxes	11,156	5,044	17,655	12,490
Income before equity (earnings) losses of affiliates	21,349	129,673	192,133	320,540
Equity (earnings) losses of affiliates, net of tax	(671)	—	309	—
Net income	22,020	129,673	191,824	320,540
Less: Net (loss) income attributable to non-controlling interests	(22,471)	631	(21,683)	1,638
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	66,377	129,042	235,393	318,902
Net loss attributable to TKO Group Holdings, Inc.	$(21,886)	$—	$(21,886)	$—
Basic and diluted net loss per share of Class A common stock (1)	$(0.26)	N/A	$(0.26)	N/A
Weighted average number of common shares used in computing basic and diluted net loss per share	83,161,406	N/A	83,161,406	N/A

(1)Basic and diluted net loss per share of Class A common stock is applicable only for the period from September 12, 2023 through September 30, 2023, which is the period following the Transactions (as defined in Note 1 to the unaudited consolidated financial statements). See Note 14 for the calculation of the number of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$22,020	$129,673	$191,824	$320,540
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(300)	(1,253)	(1,432)	(1,033)
Cash flow hedges:
Change in net unrealized gains	574	1,684	775	4,959
Amortization of cash flow hedge fair value to net income	(76)	(76)	(228)	(228)
Total comprehensive income, net of tax	22,218	130,028	190,939	324,238
Less: Comprehensive (loss) income attributable to non-controlling interests	(22,471)	631	(21,683)	1,638
Less: Comprehensive income attributable to TKO Operating Company, LLC prior to the Transactions	66,121	129,397	234,054	322,600
Comprehensive loss attributable to TKO Group Holdings, Inc.	$(21,432)	$—	$(21,432)	$—

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of
	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$188,592	$180,574
Accounts receivable (net of allowance for doubtful accounts of $1,947 and $2,355, respectively)	195,773	45,448
Other current assets	116,611	42,278
Total current assets	500,976	268,300
Property, buildings and equipment, net	568,090	175,048
Intangible assets, net	3,679,868	475,765
Finance lease right-of-use assets, net	236,268	—
Operating lease right-of-use assets, net	35,235	23,276
Goodwill	7,644,053	2,602,639
Investments	17,113	5,416
Other assets	54,850	30,286
Total assets	$12,736,453	$3,580,730
Liabilities, Non-controlling Interests and Stockholders'/Members' Equity
Current liabilities:
Accounts payable	$20,898	$16,842
Accrued liabilities	244,716	108,189
Current portion of long-term debt	26,650	22,683
Current portion of finance lease liabilities	6,444	—
Current portion of operating lease liabilities	3,629	1,793
Deferred revenue	94,473	71,624
Other current liabilities	2,644	9,048
Total current liabilities	399,454	230,179
Long-term debt	2,719,463	2,736,315
Long-term finance lease liabilities	233,029	—
Long-term operating lease liabilities	33,085	22,594
Deferred tax liabilities	376,837	—
Other long-term liabilities	3,035	12,818
Total liabilities	3,764,903	3,001,906
Commitments and contingencies (Note 18)
Redeemable non-controlling interests	11,111	9,908
Stockholders'/Members' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 83,162,215 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	1	—
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 89,616,891 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	1	—
Members' capital	—	568,070
Additional paid-in capital	4,186,621	—
Accumulated other comprehensive income	217	846
Accumulated deficit	(21,886)	—
Total TKO Group Holdings, Inc. stockholders’/members' equity	4,164,954	568,916
Nonredeemable non-controlling interests	4,795,485	—
Total stockholders'/members' equity	8,960,439	568,916
Total liabilities, non-controlling interests and stockholders'/members' equity	$12,736,453	$3,580,730

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’/Members’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2023
									Total TKO
							Accumulated		Group Holdings,	Nonredeemable	Total
		Common Stock				Additional	Other		Inc. Stockholders'/	Non-	Stockholders'/
	Members	Class A		Class B		Paid - in	Comprehensive	Accumulated	Members'	Controlling	Members'
	Capital	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance, June 30, 2023	$587,161	—	$—	—	$—	$—	$(237)	$—	$586,924	$—	$586,924
Comprehensive income (loss) prior to reorganization and acquisition	66,377	—	—	—	—	—	(256)	—	66,121	—	66,121
Distributions to members prior to reorganization and acquisition	(98,389)	—	—	—	—	—	—	—	(98,389)	—	(98,389)
Contributions from members prior to reorganization and acquisition	3,659	—	—	—	—	—	—	—	3,659	—	3,659
Effects of reorganization and acquisition	(558,808)	83,161	1	89,617	1	4,166,297	256	—	3,607,747	4,818,385	8,426,132
Other comprehensive (loss) income	—	—	—	—	—	—	454	(21,886)	(21,432)	(22,886)	(44,318)
Distributions to members	—	—	—	—	—	—	—	—	—	(595)	(595)
Contributions from members	—	—	—	—	—	—	—	—	—	581	581
Stock issuances and other, net	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Conversions of convertible debt	—	1	—	—	—	28	—	—	28	—	28
Equity-based compensation	—	—	—	—	—	20,316	—	—	20,316	—	20,316
Balance, September 30, 2023	$—	83,162	$1	89,617	$1	$4,186,621	$217	$(21,886)	$4,164,954	$4,795,485	$8,960,439

	Nine Months Ended September 30, 2023
									Total TKO
							Accumulated		Group Holdings,	Nonredeemable	Total
		Common Stock				Additional	Other		Inc. Stockholders'/	Non-	Stockholders'/
	Members	Class A		Class B		Paid - in	Comprehensive	Accumulated	Members'	Controlling	Members'
	Capital	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2022	$568,070	—	$—	—	$—	$—	$846	$—	$568,916	$—	$568,916
Comprehensive income (loss) prior to reorganization and acquisition	235,393	—	—	—	—	—	(1,339)	—	234,054	—	234,054
Distributions to members prior to reorganization and acquisition	(259,898)	—	—	—	—	—	—	—	(259,898)	—	(259,898)
Contributions from members prior to reorganization and acquisition	15,243	—	—	—	—	—	—	—	15,243	—	15,243
Effects of reorganization and acquisition	(558,808)	83,161	1	89,617	1	4,166,297	256	—	3,607,747	4,818,385	8,426,132
Other comprehensive (loss) income	—	—	—	—	—	—	454	(21,886)	(21,432)	(22,886)	(44,318)
Distributions to members	—	—	—	—	—	—	—	—	—	(595)	(595)
Contributions from members	—	—	—	—	—	—	—	—	—	581	581
Stock issuances and other, net	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Conversions of convertible debt	—	1	—	—	—	28	—	—	28	—	28
Equity-based compensation	—	—	—	—	—	20,316	—	—	20,316	—	20,316
Balance, September 30, 2023	$—	83,162	$1	89,617	$1	$4,186,621	$217	$(21,886)	$4,164,954	$4,795,485	$8,960,439

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’/Members’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2022
		Accumulated
		Other
	Members'	Comprehensive
	Capital	Income (Loss)	Total
Balance, June 30, 2022	$1,386,890	$819	$1,387,709
Comprehensive income	129,042	355	129,397
Accretion of redeemable non-controlling interests	532	—	532
Distributions to members	(726,800)	—	(726,800)
Contributions from members	5,603	—	5,603
Balance, September 30, 2022	$795,267	$1,174	$796,441

	Nine Months Ended September 30, 2022
		Accumulated
		Other
	Members'	Comprehensive
	Capital	Income (Loss)	Total
Balance, December 31, 2021	$1,251,416	$(2,524)	$1,248,892
Comprehensive income	318,902	3,698	322,600
Accretion of redeemable non-controlling interests	1,539	—	1,539
Distributions to members	(794,737)	—	(794,737)
Contributions from members	18,147	—	18,147
Balance, September 30, 2022	$795,267	$1,174	$796,441

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191,824	$320,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,900	44,945
Amortization and impairments of content costs	13,230	10,589
Amortization of original issue discount and deferred financing cost	7,889	7,746
Other amortization	446	—
Equity-based compensation	36,142	18,146
Income taxes	5,959	3,627
Other non-cash adjustments	2,617	766
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(46,271)	(27,123)
Other current assets	19,402	16,162
Other noncurrent assets	(11,459)	(12,247)
Accounts payable and accrued liabilities	13,046	2,435
Deferred revenue	(39,810)	(10,860)
Other liabilities	(7,260)	2,055
Net cash provided by operating activities	247,655	376,781
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(12,568)	(9,548)
Investments in affiliates, net	—	(250)
Cash acquired from WWE	381,153	—
Payment of deferred consideration in the form of a dividend to former WWE shareholders	(321,006)	—
Proceeds from sale of assets	—	12
Net cash provided by (used in) investing activities	47,579	(9,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(24,485)	(24,450)
Redemption of profit units	—	(2,877)
Payments for financing costs	(286)	—
Distributions to members	(260,493)	(794,737)
Net cash used in financing activities	(285,264)	(822,064)

Effects of exchange rate movements on cash	(1,952)	(1,033)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,018	(456,102)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	180,574	874,688
CASH AND CASH EQUIVALENTS, END OF PERIOD	$188,592	$418,586
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$159,867	$77,270
Cash payments for income taxes	$11,869	$10,971
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accrued expenses and accounts payable	$4,938	$872
Acquisition of WWE, net of deferred consideration	$8,111,055	$—
Accretion of redeemable non-controlling interests	$—	$(1,539)
Capital contribution from parent for equity-based compensation	$15,826	$18,146
Convertible notes exchanged for common stock	$28	$—

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS

TKO Group Holdings, Inc. (the “Company” or “TKO”) was incorporated as a Delaware corporation in March 2023, under the name New Whale Inc., and was formed for the purpose of facilitating the business combination of the Ultimate Fighting Championship (“UFC”) and World Wrestling Entertainment, LLC (f/k/a World Wrestling Entertainment, Inc.) (“WWE”) businesses under TKO Operating Company, LLC (f/k/a Zuffa Parent, LLC) (“Zuffa” or “TKO OpCo”), which owns and operates the UFC and WWE businesses (the “Transactions”), as contemplated within the Transaction Agreement, dated as of April 2, 2023, by and among Endeavor Group Holdings, Inc. (“Endeavor” or “EGH”), Endeavor Operating Company, LLC, TKO OpCo, WWE, TKO, and Whale Merger Sub Inc. (the “Transaction Agreement”). Under the terms of the Transaction Agreement, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest in the operating subsidiary on a fully diluted basis, TKO OpCo, which owns all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

Zuffa is the accounting acquirer and predecessor to TKO. Financial results and information included in the accompanying interim consolidated financial statements include (1) prior to the consummation of the Transactions, financial results and information of Zuffa and its consolidated subsidiaries, which includes UFC and its subsidiaries, and (2) after the consummation of the Transactions, financial results and information of TKO Group Holdings, Inc., and its consolidated subsidiaries, which includes UFC and WWE and their respective subsidiaries.

Unless the context suggests otherwise, references to the “Company” or “TKO” refer to Zuffa and its consolidated subsidiaries prior to the consummation of the Transactions and to TKO Group Holdings, Inc. and its consolidated subsidiaries after the consummation of the Transactions.

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment brands. The Company monetizes its media and content properties through four principal activities: Media rights and content, Live events, Sponsorship and Consumer products licensing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes for the year ended December 31, 2022 in the Company’s prospectus dated August 22, 2023, filed with the SEC on August 22, 2023 pursuant to Rule 424(b) of the Securities Act of 1933 (the “Prospectus”). Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

TKO is the sole managing member of TKO OpCo and maintains a controlling voting interest in TKO OpCo. As a result, the Company consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of September 30, 2023, the Company owned 48.1% of TKO OpCo.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying disclosures.

Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the allowance for doubtful accounts, content cost amortization and impairment, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of the Company’s reporting units and the assessment of goodwill, other intangible

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

assets and long-lived assets for impairment, determination of useful lives of intangible assets and long-lived assets acquired, the fair value of equity-based compensation, leases, income taxes and contingencies.

Management evaluates these estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management's best judgment at a point in time and as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company's control could be material and would be reflected in the Company's consolidated financial statements in future periods.

Equity-Based Compensation

Incentive Awards

Equity-based compensation is accounted for in accordance with ASC Topic 718-10, Compensation-Stock Compensation. The Company records compensation costs related to its incentive awards. Equity-based compensation cost is measured at the grant date based on the fair value of the award. Compensation cost for time-based awards is recognized ratably over the applicable vesting period with forfeitures recognized as they occur. Compensation cost for performance-based awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. See Note 13, Equity-Based Compensation, for further discussion of the Company’s equity-based compensation.

Replacement Awards

Pursuant to the Transaction Agreement, the Company converted each WWE equity award of restricted stock units (“RSUs”) and performance stock units (“PSUs”) held by WWE directors, officers and employees into TKO RSUs and PSUs of equal value and vesting conditions (with such performance-vesting conditions equitably adjusted), respectively (the “Replacement Awards”). The value of the Replacement Awards was determined using the closing price of WWE Class A common stock, par value $0.01 per share (“WWE Class A common stock”), on the day immediately preceding the closing of the Transactions. The portion of the Replacement Awards issued in connection with the Transactions that was associated with services rendered prior to the date of the Transactions was included in the total consideration transferred.

With regards to the remaining unvested portion of the Replacement Awards, equity-based compensation costs of RSUs are recognized over the total remaining service period on a straight-line basis with forfeitures recognized as they occur. RSUs have a service requirement and generally vest in equal annual installments over a three-year period. Unvested RSUs accrue dividend equivalents at the same rate as are paid on shares of TKO Class A common stock, par value $0.00001 per share (the “TKO Class A common stock”). The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

PSUs, which are subject to certain performance conditions and have a service requirement, generally vest in equal installments over a three-year period. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company’s common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Compensation costs for PSUs are recognized using a graded-vesting attribution method over the vesting period based upon the probability that the performance conditions will be achieved, with forfeitures recognized as they occur. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on shares of TKO Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

Earnings per Share

Earnings per share (“EPS”) is computed in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing the net income (loss) available to holders of TKO Class A common stock by the weighted average number of shares outstanding for the period. Diluted EPS is calculated by dividing the net income (loss) available for holders of TKO Class A common stock by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of additional shares of TKO Class A common stock issuable in exchange for redemption of certain non-controlling interests, outstanding convertible debt instruments, as well as under the Company’s share based compensation plans (if dilutive), with adjustments to net income (loss) available for common stockholders for dilutive potential common shares.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Shares of the Company’s Class B common stock, par value $0.00001 per share (the “TKO Class B common stock”) do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of TKO Class B common stock under the two-class method has not been presented. However, shares of TKO Class B common stock outstanding for the period are considered potentially dilutive shares of TKO Class A common stock under application of the if-converted method and are included in the computation of diluted earnings (loss) per share, except when the effect would be anti-dilutive.

The Company may be required to calculate basic EPS using the two-class method as a result of its redeemable non-controlling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net income (loss) available to common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income (loss) available to common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. There was no impact to EPS for such adjustments related to the redeemable non-controlling interests.

Content Production Incentives

The Company has access to various governmental programs primarily related to WWE that are designed to promote content production within the United States and certain international jurisdictions. Tax incentives earned with respect to expenditures on qualifying film production activities are included as an offset to other assets in the Consolidated Balance Sheets. Tax incentives earned with respect to expenditures on qualifying capital projects are included as an offset to property, buildings and equipment, net in the Consolidated Balance Sheets. Tax incentives earned with respect to expenditures on qualifying television and other production activities are recorded as an offset to production expenses within direct operating costs within the Consolidated Statements of Operations. The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the tax credits. The realizable amount is recorded within accounts receivable, net in the Consolidated Balance Sheets until the Company receives the funds from the respective governmental jurisdiction.

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for profit business entities, the Company accounts for these content production incentives by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance.

Income Taxes

TKO was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO operates and controls all the business and affairs of UFC and WWE. TKO is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes. TKO OpCo’s U.S. subsidiaries are subject to withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. TKO OpCo is subject to entity-level income taxes in certain U.S. state and local jurisdictions.

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant factors considered by the Company in estimating the probability of the realization of deferred tax assets include expectations of future earnings and taxable income, as well as the application of tax laws in the jurisdictions in which the Company operates. A valuation allowance is provided when the Company determines that it is “more likely than not” that a portion of a deferred tax asset will not be realized.

ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is “more likely than not” to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the Consolidated Statements of Operations. Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). This ASU amends or supersedes various SEC paragraphs within the FASB Accounting Standards Codification (“ASC”) to conform to past SEC announcements and guidance issued by the SEC. The Company adopted this guidance on July 1, 2023 with no material effect on the Company’s financial position or results of operations.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets, expanding the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non-prepayable financial assets. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023 with no material effect on the Company’s financial position or results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions was permitted upon issuance of this update through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, in order to defer the sunset date of ASC 848 until December 31, 2024. The Company adopted this guidance on April 1, 2023 with no material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU requires that a joint venture apply a new basis of accounting upon formation. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with an option to apply the amendments retrospectively. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, Disclosure Update and Simplification, which was issued in 2018. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If, by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the ASC and will not become effective. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

3. ACQUISITION OF WWE

Transactions Overview

On September 12, 2023 (the “Closing Date”), the transaction between EGH and WWE was completed with the newly-formed TKO combining the UFC and WWE businesses. Under the terms of the Transaction Agreement, (A) EGH and its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in the operating subsidiary, TKO OpCo, which owns all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

WWE is an integrated media and entertainment company that has been involved in the sports entertainment business for four decades. WWE is principally engaged in the production and distribution of unique and creative content through various channels, including content rights agreements for its flagship programs, Raw and SmackDown, premium live event programming, monetization across social media outlets, live events, and licensing of various WWE-themed products.

The Transactions have been accounted for as a reverse acquisition of WWE using the acquisition method of accounting in accordance with the guidance of ASC 805, Business Combinations (“ASC 805”), with TKO OpCo, the legal acquiree, treated as the accounting acquirer. Based on this determination, the Company has allocated the preliminary purchase price to the fair value of WWE’s identifiable assets and liabilities as of the Closing Date, with the excess preliminary purchase price recorded as goodwill. The goodwill was assigned entirely to the WWE segment and is not deductible for tax purposes.

The weighted average life of finite-lived intangible assets acquired is 20.2 years, which consisted of trademarks and trade names with a weighted average life of 25.0 years, customer relationships with a weighted average life of 11.2 years and other intangible assets with a weighted average life of 3.6 years. The following table presents the aggregate amount of expected remaining amortization of intangible assets acquired in the Transactions as of September 30, 2023 (in thousands):

Remainder of 2023	$68,390
2024	252,034
2025	201,917
2026	196,322
2027	179,479
Thereafter	2,339,920
Total remaining amortization	$3,238,062

In connection with the Transactions, the Company incurred transaction costs of $67.5 million and $82.5 million for the three and nine months ended September 30, 2023, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Consideration Transferred

The fair value of the consideration transferred in the reverse acquisition was $8,432.1 million, which consisted of 83,161,123 shares of TKO Class A common stock valued at $8,061.8 million, Replacement Awards valued at $49.3 million and $321.0 million of deferred consideration which was paid on September 29, 2023 to former WWE shareholders in the form of a special dividend.

Pursuant to the Transactions, awards of WWE RSUs and PSUs outstanding immediately prior to the completion of the Transactions were converted into awards of TKO RSUs or PSUs, as applicable, on the same terms and conditions as were applicable immediately prior to the Closing Date. The portion of the fair-value-based measure of the Replacement Awards that is attributable to pre-combination vesting is purchase consideration and is valued at approximately $49.3 million.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Preliminary Allocation of Purchase Price

The purchase price is allocated to the underlying WWE assets acquired and liabilities assumed based on their estimated fair values on the Closing Date, with any excess purchase price recorded as goodwill. Goodwill is primarily attributable to the synergies that are expected to arise as a result of the Transactions and other intangible assets that do not qualify for separate recognition. The purchase price allocation shown in the table below reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists (in thousands):

Cash and cash equivalents	$381,153
Accounts receivable	105,237
Other current assets	97,385
Property, buildings and equipment	392,077
Intangible assets
Trademarks and trade names	2,188,500
Customer relationships	935,700
Other	128,300
Goodwill	5,041,414
Finance lease right of use assets	237,360
Operating lease right of use assets	12,690
Investments	12,007
Other assets	25,928
Deferred tax liabilities	(383,980)
Accounts payable and accrued liabilities	(123,858)
Current portion of long-term debt	(16,934)
Deferred revenue	(54,190)
Finance lease liabilities	(240,086)
Operating lease liabilities	(12,696)
Other long-term liabilities	(46)
Additional paid-in-capital (1)	(293,900)
Net assets acquired	$8,432,061

(1)The additional paid-in-capital amount represents incremental goodwill related to deferred tax liabilities recorded at TKO’s parent company in connection with the acquisition of WWE.

The fair value of the nonredeemable non-controlling interest of $4,528.8 million was calculated as EGH’s 51.9% ownership interest in TKO OpCo’s net assets. TKO OpCo’s net assets differ from TKO combined net assets primarily due to the net deferred tax liabilities for which the non-controlling interest does not have economic rights.

The estimated fair value of assets acquired and liabilities assumed are preliminary and subject to change as purchase price allocations are finalized, which is expected within one year of the Closing Date.

Consolidated Statement of Operations for the period from September 12, 2023 through September 30, 2023

The following supplemental information presents the financial results of WWE operations included in the Consolidated Statement of Operations for the period from September 12, 2023 through September 30, 2023 (in thousands):

Revenue	$51,538
Net loss	$(44,980)

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Supplemental Pro Forma Financial Information

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2023 and 2022, respectively, as if the Transactions had occurred as of January 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Pro forma revenue	$684,732	$645,339	$2,004,573	$1,834,599
Pro forma net income	72,060	86,919	243,224	22,717

The pro forma information includes the historical operating results of Zuffa and WWE prior to the Transactions, with adjustments directly attributable to the business combination. Pro forma adjustments have been made to reflect the adjustment of nonrecurring transaction costs of $269.8 million, of which $187.3 million was incurred by WWE prior to the Transactions. The remaining pro forma adjustments are primarily related to incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental management fees paid by the Company to Endeavor pursuant to a services agreement, dated as of September 12, 2023, by and between EGH and TKO OpCo (the “Services Agreement”), incremental compensation expense for two key executives, including salaries, bonuses and TKO equity awards granted, and incremental equity-based compensation related to the Replacement Awards.

4. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the distribution of content, (ii) ticket sales at live events and site fees, (iii) sponsorship and advertising sales, and (iv) consumer product licensing.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
UFC Segment:
Media rights and content	$266,758	$235,498	$702,529	$621,533
Live events	51,863	39,171	115,658	79,797
Sponsorship	63,781	51,635	147,990	126,895
Consumer products licensing	15,118	14,395	43,258	40,151
Total UFC Segment revenue	397,520	340,699	1,009,435	868,376
WWE Segment:
Media rights and content	37,264	—	37,264	—
Live events	5,338	—	5,338	—
Sponsorship	2,606	—	2,606	—
Consumer products licensing	6,330	—	6,330	—
Total WWE Segment revenue	51,538	—	51,538	—
Total revenue	$449,058	$340,699	$1,060,973	$868,376

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. For transaction prices related to these future obligations that may contain material amounts of variable consideration related to quantities in a contract, the Company estimates the quantities each reporting period.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of September 30, 2023 (in thousands):

Remainder of 2023	$465,209
2024	1,840,319
2025	1,574,436
2026	671,679
2027	606,692
Thereafter	892,013
Total remaining performance obligations	$6,050,348

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three and nine months ended September 30, 2023 and 2022, respectively.

Contract Liabilities (Deferred Revenues)

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. The Company’s deferred revenue balance primarily relates to advance payments received related to its content distribution rights agreements, consumer product licensing agreements and sponsorship arrangements, as well as memberships for the Company’s subscription services. Deferred revenue is included in the current liabilities section and in other long-term liabilities in the Consolidated Balance Sheets.

The following table presents the Company’s deferred revenue as of September 30, 2023 and December 31, 2022 (in thousands):

	As of					As of
	December 31,				Foreign	September 30,
Description	2022	Acquisitions	Additions	Deductions	Exchange	2023
Deferred revenue - current	$71,624	$54,190	$652,231	$(683,610)	$38	$94,473
Deferred revenue - non-current	11,060	—	—	(8,470)	—	2,590

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

Property, buildings and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Buildings and improvements	$185,607	$116,863
Land and land improvements	80,919	50,539
Furniture and fixtures	55,318	47,652
Office, computer and other equipment	59,164	11,641
Construction in progress	257,521	7,053
	638,529	233,748
Less: accumulated depreciation	(70,439)	(58,700)
Total Property, buildings and equipment, net	$568,090	$175,048

Depreciation expense for property, buildings and equipment totaled $5.1 million and $3.2 million, and $11.9 million and $9.9 million for the three and nine months ended September 30, 2023 and 2022, respectively.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	As of	Charged to		As of
	December 31,	Costs and		September 30,
	2022	Expenses	Deductions	2023
Nine Months Ended September 30, 2023	$2,355	$1,724	$(2,132)	$1,947

Film and Television Content Costs

The following table presents the Company’s unamortized content costs, which are included as a component of other assets in the Consolidated Balance Sheets (in thousands):

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Licensed and acquired program rights	$—	$—	$21,124	$20,548
Produced programming:
In release	1,594	—	4,214	5,699
Completed but not released	43	—	—	—
In production	6,038	—	704	557
In development	—	—	—	—
Total film and television costs	$7,675	$—	$26,042	$26,804

As of September 30, 2023, substantially all of the “completed but not released” content costs that are monetized individually are estimated to be amortized over the next 12 months and approximately 73% of the “in release” content costs monetized individually are estimated to be amortized over the next three years.

As of September 30, 2023, substantially all of the “in release” content costs monetized as a film group are estimated to be amortized over the next three years.

Amortization and impairment of content costs, which are included as a component of direct operating costs in the Consolidated Statement of Operations, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Content production amortization expense - assets monetized individually	$1,070	$—	$1,070	$—
Content production amortization expense - assets monetized as a film group	4,197	3,732	12,160	10,589
Content production impairment charges (1)	—	—	—	—
Total amortization and impairment of content costs	$5,267	$3,732	$13,230	$10,589

(1)Unamortized content costs are evaluated for impairment whenever events or changes in circumstances indicate that the fair value of a film predominantly monetized on its own or a film group may be less than its amortized costs. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized costs, the asset is written down to fair value. In addition, if we determine that content will not likely air, we will expense the remaining unamortized costs.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Other current assets

The following is a summary of other current assets (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Prepaid taxes	$53,537	$6,727
Prepaid insurance	10,213	1,570
Assets held for sale	7,500	—
Other	45,361	33,981
Total	$116,611	$42,278

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Payroll-related costs	$81,502	$27,271
Interest	41,831	35,502
Event and production-related costs	51,619	28,759
Legal and professional fees	25,932	2,915
Accrued capital expenditures	15,324	1,672
Other	28,508	12,070
Total	$244,716	$108,189

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of Goodwill are as follows (in thousands):

	UFC (1)	WWE	Total
Balance — December 31, 2022	$2,602,639	$—	$2,602,639
Acquisitions (2)	—	5,041,414	5,041,414
Balance — September 30, 2023	$2,602,639	$5,041,414	$7,644,053

(1)Reflects goodwill resulting from the Company’s election to apply pushdown accounting to reflect EGH’s new basis of accounting in the UFC’s assets and liabilities, including goodwill, which occurred during 2016.

(2)Based on preliminary fair values acquired through the business acquisition of WWE. See Note 3, Acquisition of WWE, for further information.

There were no dispositions or impairments to goodwill during the three and nine months ended September 30, 2023 and 2022.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Intangible Assets, net

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2023 (in thousands):

	Weighted Average
	Estimated Useful Life		Accumulated
	(in years)	Gross Amount	Amortization	Carrying Value
Trademarks and trade names	22.8	$2,892,126	$(283,029)	$2,609,097
Customer relationships	5.6	1,290,210	(350,155)	940,055
Other (1)	3.4	145,689	(14,973)	130,716
Total Intangible assets		$4,328,025	$(648,157)	$3,679,868

(1)Other intangible assets as of September 30, 2023 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 3, Acquisition of WWE, for further information.

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2022 (in thousands):

	Weighted Average
	Estimated Useful Life		Accumulated
	(in years)	Gross Amount	Amortization	Carrying Value
Trademarks and trade names	18.0	$703,626	$(249,085)	$454,541
Customer relationships	4.5	354,510	(337,379)	17,131
Other (1)	2.9	16,234	(12,141)	4,093
Total Intangible assets		$1,074,370	$(598,605)	$475,765

(1)Other intangible assets as of December 31, 2022 consist of UFC’s internally developed software.

Amortization of intangible assets was $26.2 million and $11.7 million, and $49.6 million and $35.0 million, during the three and nine months ended September 30, 2023 and 2022, respectively, which is recognized within depreciation and amortization in the Consolidated Statements of Operations.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Equity method investments	$4,607	$4,917
Nonmarketable equity investments without readily determinable fair values	$12,506	$499
Total investment securities	$17,113	$5,416

Equity Method Investments

The Company has an approximately 7% ownership stake in Monkey Spirit, LLC, which owns the IP license to distribute Howler Head branded products and beverages (together, “Howler Head”). In August 2022, the Company received an incremental share of equity in Howler Head as compensation for the same promotional services associated with the initial investment. The value of the equity investment received was determined to be $3.0 million using Level 3 inputs not observable in the market. The incremental investment is an increase in transaction price to the original revenue arrangement and a cumulative catch-up entry of $1.0 million was recorded to revenue, with the remaining $2.0 million recorded to deferred revenue to be recognized ratably over the remainder the term. The Company recognized equity gains of $0.1 million and equity losses of $0.8 million for the three and nine months ended September 30, 2023, respectively, and the investment balance was $3.4 million and $4.2 million as of September 30, 2023 and December 31, 2022, respectively.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company recognized equity gains of $0.6 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, from other equity method investments, which had a balance of $1.2 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of September 30, 2023 and December 31, 2022, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on these investments during the three and nine months ended September 30, 2023 and 2022. In addition, there were no observable price change events that were completed during the three and nine months ended September 30, 2023 and 2022.

The fair value measurements of the Company’s equity investments and nonmarketable equity investments without readily determinable fair values are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For equity investments without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes.

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	September 30,	December 31,
	2023	2022
First Lien Term Loan (due April 2026)	$2,736,517	$2,759,767
Secured Commercial Loans	32,267	33,467
WWE 3.375% Convertible Notes (due December 2023)	4,213	—
Total principal	2,772,997	2,793,234
Unamortized discount	(9,239)	(11,791)
Unamortized debt issuance cost	(17,645)	(22,445)
Total debt	2,746,113	2,758,998
Less: Current portion of long-term debt	(26,650)	(22,683)
Total Long-term debt	$2,719,463	$2,736,315

First Lien Term Loan (due April 2026)

As of September 30, 2023 and December 31, 2022, the Company had $2.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility,” and, together with the First Lien Term Loan, the “Credit Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof. In April 2023, the Company amended the terms of the Revolving Credit Facility to extend the maturity by six months to October 29, 2024 and replace the adjusted LIBOR reference rate with Term Secured Overnight Financing

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Rate (“SOFR”). In June 2023, the Company amended the terms of the First Lien Term Loan to replace the adjusted LIBOR reference rate with SOFR and provide for a credit spread adjustment (as defined in the Credit Agreement).

The financial debt covenant of the Credit Facilities did not apply as of September 30, 2023 and December 31, 2022, as the Company’s borrowings outstanding under the Revolving Credit Facility did not exceed thirty-five percent of its capacity as of such dates.

The Company had $10.0 million and no outstanding letters of credit as of September 30, 2023 and December 31, 2022, respectively.

The Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket as defined in the Credit Facilities.

The estimated fair values of the Company’s First Lien Term Loan are based on quoted market values for the debt. As of September 30, 2023 and December 31, 2022, the face amount of the Company’s First Lien Term Loan approximates its fair value.

Secured Commercial Loans

As of September 30, 2023 and December 31, 2022, the Company had $32.3 million and $33.5 million, respectively, of secured loans outstanding, which were entered into in October 2018 in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except the $28.0 million Loan Agreement is secured by a deed of trust for the Company’s headquarters building and underlying land in Las Vegas and the $12.0 million Loan Agreement is secured by a deed of trust for the acquired building and its adjacent land, also located in Las Vegas. In May 2023, the Company executed an amendment of the Secured Commercial Loans to replace the LIBOR reference rate with SOFR.

The Secured Commercial Loans contain a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis. As of September 30, 2023 and December 31, 2022, the Company was in compliance with its financial debt covenant under the Secured Commercial Loans.

3.375% Convertible Notes (due December 2023)

In connection with the business combination with WWE, the Company assumed the remaining obligations of the 3.375% convertible senior notes issued by WWE in December 2016 and January 2017 (the “Convertible Notes”). The Convertible Notes are due December 15, 2023, unless repurchased by the Company or converted by holders. Interest is payable semi-annually in arrears on June 15 and December 15 of each year.

As a result of the payment made on September 29, 2023 in the form of cash dividends on TKO Class A common stock, in an amount of $3.86 per share, for which the ex-dividend date was September 21, 2023, the applicable conversion rate of the Convertible Notes has been adjusted pursuant to the terms of the Indenture. Effective as of September 21, 2023, upon a conversion of the Convertible Notes, the Company will deliver shares of TKO Class A common stock at an adjusted conversion rate of approximately 41.6766 shares of TKO Class A common stock per $1,000 principal amount of the Convertible Notes, which corresponds to a conversion price of approximately $23.99 per share of TKO Class A common stock as of September 30, 2023.

During the three months ended September 30, 2023, holders have converted less than $0.1 million aggregate principal amount of the outstanding Convertible Notes (the “Conversions”). In accordance with the terms of the Convertible Notes, the Company delivered 1,123 shares of TKO Class A common stock associated with the Conversions during the three months ended September 30, 2023.

As of September 30, 2023, the remaining outstanding principal balance of the Convertible Notes was approximately $4.2 million. The Convertible Notes are reflected in current liabilities on the Company’s Consolidated Balance Sheet, as they mature on December 15, 2023 and are currently convertible at the option of the holders.

In connection with the Transactions, as discussed in Note 3, Acquisition of WWE, the Convertible Notes were marked to fair value as of September 12, 2023. After September 12, 2023, the premium associated with the acquisition date fair value is included as a component of additional paid-in-capital on the Company’s Consolidated Balance Sheets. As of September 30, 2023, the fair value of the

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Company’s outstanding convertible debt was $16.8 million based on external pricing data, including quoted market prices of these instruments among other factors, and was classified as a Level 2 measurement within the fair value hierarchy.

9. FINANCIAL INSTRUMENTS

In October 2018, in connection with the Secured Commercial Loans, the Company entered into a swap for $40.0 million notional effective November 1, 2018 with a termination date of November 1, 2028. The swap required the Company to pay a fixed rate of 4.99% and receive the total of LIBOR + 1.62%, which totaled 3.97% as of December 31, 2018. The Company entered into this swap to hedge certain of its interest rate risks on its variable rate debt. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. The Company has designated the interest rate swap as a cash flow hedge, and all changes in fair value are recognized in other comprehensive income until the hedged interest payments affect earnings.

In May 2023, the Company amended its Secured Commercial Loans and associated interest rate swap to replace the LIBOR reference rate with Term SOFR. The swap requires the Company to pay a fixed rate of 4.99% and receive the total of SOFR + 1.70%, which totaled 7.02% as of September 30, 2023.

Prior to the May 2023 amendment the fair value of the swap was based on commonly quoted monthly LIBOR rates. Subsequent to this amendment, the fair value of the swap is based on commonly quoted monthly Term SOFR rates. Both the LIBOR and Term SOFR reference rates are considered observable inputs representing a Level 2 measurement within the fair value hierarchy. The fair value of the swap was $1.4 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively, and was included in other assets in the Consolidated Balance Sheets. The total change in fair value of the swap’s asset position included in accumulated other comprehensive income was an increase of $0.6 million and $1.7 million, and $0.8 million and $5.0 million for the three and nine months ended September 30, 2023 and 2022, respectively. The Company reclassified less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2023 and 2022, respectively, representing the amortization of the cash flow hedge fair value to net income.

10. LEASES

As of September 30, 2023, the Company’s lease portfolio consisted of operating and finance real estate leases for its sales offices, performance institutes, warehouses and corporate related facilities. In addition, the Company has various live event production service arrangements that contain operating and finance equipment leases. The Company’s real estate leases have remaining lease terms of approximately one year to 27 years, some of which include options to extend the leases. The Company’s equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to seven years. Generally, no covenants are imposed by the Company’s lease agreements.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and finance leases for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$842	$—	$842	$—
Interest on lease liabilities	1,072	—	1,072	—
Operating lease costs	1,189	256	2,945	1,717
Other short-term and variable lease costs	260	(354)	447	(244)
Total lease costs	$3,363	$(98)	$5,306	$1,473

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$—	$—	$—
Operating cash flows from operating leases	$712	$114	$2,038	$1,458
Finance cash flows from finance leases	$—	$—	$—	$—
Right-of-use assets obtained in exchange for new finance lease liabilities (1)	$237,360	$—	$237,360	$—
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$14,294	$2,009	$14,294	$2,966

	As of
	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (in years) - finance leases	25.1	N/A
Weighted-average remaining lease term (in years) - operating leases	9.1	10.9
Weighted-average discount rate - finance leases	8.8%	N/A
Weighted-average discount rate - operating leases	6.8%	6.3%

(1)The amounts for the three and nine months ended September 30, 2023 are primarily related to the assets acquired from WWE as discussed in Note 3, Acquisition of WWE.

Maturity of lease liabilities as of September 30, 2023 were as follows (in thousands):

	Operating	Finance
	Leases	Leases
2023	$2,229	$6,934
2024	7,052	27,554
2025	6,275	24,412
2026	6,067	24,773
2027	5,737	20,600
Thereafter	24,343	519,683
Total future minimum lease payment	51,703	623,956
Less: imputed interest	(14,989)	(384,483)
Present value of future minimum lease payments	$36,714	$239,473

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

11. STOCKHOLDERS’ EQUITY

Amendment and Restatement of Certificate of Incorporation

On September 12, 2023, the Company amended and restated its certificate of incorporation to, among other things, provide for the (a) authorization of 5,000,000,000 shares of Class A common stock with a par value of $0.00001 per share, (b) authorization of 5,000,000,000 shares of Class B common stock with a par value of $0.00001 per share, (c) authorization of 1,000,000,000 shares of preferred stock with a par value of $0.00001 per share, and (d) establishment of a board of directors consisting of 11 members, each of which will serve for one-year terms.

Holders of TKO Class A common stock and holders of TKO Class B common stock are entitled to one vote per share on all matters on which shareholders generally are entitled to vote and, except as otherwise required, will vote together as a single class. Holders of TKO Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the affairs of the Company.

On September 12, 2023, the Company issued 83,161,123 shares of TKO Class A common stock to the historic WWE stockholders and 89,616,891 shares of TKO Class B common stock to EGH and certain of its subsidiaries.

12. NON-CONTROLLING INTERESTS

Nonredeemable Non-Controlling Interest in TKO OpCo

In connection with the business acquisition of WWE described in Note 3, Acquisition of WWE, on September 12, 2023, the Company became the sole managing member of TKO OpCo and, as a result, consolidates the financial results of TKO OpCo. The Company reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. TKO OpCo’s operating agreement provides that holders of membership interests in TKO OpCo (“Common Units”) may, from time to time, require TKO OpCo to redeem all or a portion of their Common Units (and an equal number of shares of TKO Class B common stock) for cash or, at the Company’s option, for shares of TKO Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of Common Units, increasing the total ownership interest in TKO OpCo. Changes in the ownership interest in TKO OpCo while the Company retains its controlling interest in TKO OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Common Units in TKO OpCo by the other members of TKO OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and six months after the consummation of the investment. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of September 30, 2023 and December 31, 2022, the estimated redemption value was $9.9 million and $9.7 million, respectively.

The changes in carrying value of the redeemable non-controlling interest for the nine months ended September 30, 2023 were as follows (in thousands):

Balance — December 31, 2022	$9,908
Net income attributable to non-controlling interest holders	1,203
Accretion	—
Balance — September 30, 2023	$11,111

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The changes in carrying value of the redeemable non-controlling interest for the nine months ended September 30, 2022 were as follows (in thousands):

Balance – December 31, 2021	$9,700
Net income attributable to non-controlling interest holders	1,638
Accretion	(1,539)
Balance – September 30, 2022	$9,799

13. EQUITY-BASED COMPENSATION

In connection with the initial public offering of EGH, EGH’s board of directors adopted the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, which became effective April 28, 2021 and was amended and restated effective April 24, 2023 (the “EGH 2021 Plan”). Under the EGH 2021 Plan, EGH granted stock options and RSUs to certain employees and service providers of TKO OpCo.

In addition to the Replacement Awards described in Note 2, Summary of Significant Accounting Policies, the Company’s Board of Directors approved and adopted the TKO Group Holdings, Inc. 2023 Incentive Award Plan (the “TKO 2023 Plan”) on September 12, 2023. A total of 10,000,000 shares of TKO Class A common stock have been authorized for issuance under the TKO 2023 Plan. The TKO 2023 Plan provides for the grant of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash based awards and dividend equivalents. Awards may be granted under the TKO 2023 Plan to directors, officers, employees, consultants, advisors and independent contractors of the Company and its affiliates (including TKO OpCo and its subsidiaries).

Equity-based compensation expense, which is included within selling, general and administrative expenses on the Company’s Consolidated Statements of Operations, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
EGH 2021 Plan	$4,242	$5,603	$15,826	$18,146
Replacement Awards under WWE 2016 Plan	19,381	—	19,381	—
TKO 2023 Plan	935	—	935	—
Equity-based compensation expense	$24,558	$5,603	$36,142	$18,146

EGH 2021 Plan

The terms of each award, including vesting and forfeiture, are determined by the administrator of the EGH 2021 Plan. Key grant terms include one or more of the following: (a) time-based vesting over a two- to five-year period; (b) market-based vesting conditions at graduated levels upon the Company’s attainment of certain market price per share thresholds; and (c) expiration dates (if applicable). Granted awards may include time-based vesting conditions only, market-based vesting conditions only, or both.

The following table summarizes the RSU award activity under the EGH 2021 Plan for the nine months ended September 30, 2023:

	Time Vested RSUs		Market / Market and Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2023	604,875	$29.57	5,115	$24.65
Granted	303,609	$21.77	—	$—
Released	(297,131)	$29.54	—	$—
Forfeited	(9,209)	$21.73	—	$—
Outstanding at September 30, 2023	602,144	$25.77	5,115	$24.65
Vested and releasable at September 30, 2023	—	$—	—	$—

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the stock option award activity under the EGH 2021 Plan for the nine months ended September 30, 2023:

	Stock Options
	Units	Weighted-Average Exercise Price
Outstanding at January 1, 2023	286,836	$26.04
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at September 30, 2023	286,836	$26.04
Vested and exercisable at September 30, 2023	162,452	$25.20

Replacement Awards

Prior to the Transactions, the terms of each WWE award, including vesting and forfeiture, were determined by the administrator of WWE’s 2016 Omnibus Incentive Plan (the “WWE 2016 Plan”). There have been no changes to the terms of these awards as of September 30, 2023 other than with respect to the shares underlying the awards as described in Note 2, Summary of Significant Accounting Policies. Key grant terms include one or more of the following: (a) time-based vesting over a one- to five-year period; (b) market-based vesting conditions at graduated levels upon the Company’s attainment of certain market price per share thresholds; and (c) expiration dates (if applicable). Granted awards may include time-based vesting conditions only, market-based vesting conditions only, or both.

The following table summarizes the RSU award activity under the WWE 2016 Plan for the nine months ended September 30, 2023:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2023	—	$—
Granted	—	$—
Assumed from WWE	1,011,215	$100.65
Vested	—	$—
Forfeited	—	$—
Dividend equivalents	46,438	$100.65
Outstanding at September 30, 2023	1,057,653	$—
Vested and releasable at September 30, 2023	53,715	$100.65

The following table summarizes the PSU award activity under the WWE 2016 Plan for the nine months ended September 30, 2023:

	Time Vested PSUs		Market / Market and Time Vested PSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2023	—	$—	—	$—
Granted	—	$—	—	$—
Assumed from WWE	641,190	$100.65	20,460	$100.65
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—
Dividend equivalents	12,988	$100.65	—	$—
Outstanding at September 30, 2023	654,178	$92.31	20,460	$100.65
Vested and releasable at September 30, 2023	21,764	$100.65	—	$—

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

TKO 2023 Plan

The terms of each award, including vesting and forfeiture, are determined by the administrator of the TKO 2023 Plan. Key grant terms include time-based vesting over a six-month to four-year period.

The following table summarizes the RSU award activity under the TKO 2023 Plan for the nine months ended September 30, 2023:

Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2023	—	$—
Granted	459,415	$103.05
Vested	—	$—
Forfeited	—	$—
Dividend equivalents	—	$—
Outstanding at September 30, 2023	459,415	$103.05

14. EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net loss available to common stockholders of the Company from September 12, 2023 through September 30, 2023, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (refer to Note 13, Equity-based Compensation) as well as the underlying shares associated with its Convertible Notes (refer to Note 8, Debt) were anti-dilutive during the period.

The following tables presents the computation of net loss per share and weighted average number of shares of the Company’s common stock outstanding for the period presented (dollars in thousands, except per share data):

Period From
September 12 -
September 30, 2023
Basic and diluted net loss per share
Numerator
Net loss attributable to TKO Group Holdings, Inc.	$(21,886)

Denominator
Weighted average Class A Common Shares outstanding - Basic	83,161,406

Basic and diluted net loss per share	$(0.26)

Securities that are anti-dilutive this period
Stock options	286,836
Unvested RSUs	2,124,327
Unvested PSUs	674,638
Shares outstanding under Convertible Notes	175,584
TKO Class B Common Shares	89,616,891

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

15. INCOME TAXES

TKO was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO operates and controls all the business and affairs of UFC and WWE. TKO is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax, other than entity-level income taxes in certain U.S. state and local jurisdictions. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes, and TKO OpCo’s U.S. subsidiaries are subject to foreign withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes.

As discussed in Note 3, Acquisition of WWE, the Transactions are accounted for as a reverse acquisition of WWE using the acquisition method of accounting in accordance with ASC 805. As a result, TKO recorded a fair value step-up on the acquired WWE net assets in the amount of $3.3 billion and deferred tax liabilities in the amount of $384.0 million, all of which was recorded through goodwill as of the Closing Date.

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). Income tax expense each quarter is computed using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that arise in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and nine months ended September 30, 2023 and 2022, respectively, based upon the estimated AETR.

The provision for income taxes for the three months ended September 30, 2023 and 2022 is $11.2 million and $5.0 million, respectively, based on pretax income of $32.5 million and $134.7 million, respectively. The effective tax rate is 34.5% and 3.8% for the three months ended September 30, 2023 and 2022, respectively. The provision for income taxes for the nine months ended September 30, 2023 and 2022 is $17.7 million and $12.5 million, respectively, based on pretax income of $209.8 million and $333.0 million, respectively. The effective tax rate is 8.4% and 3.8% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the provision for income taxes for the three and nine months ended September 30, 2023 when compared to the same periods in 2022 is primarily due to the new corporate structure as a result of the Transactions.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to partnership income not subject to income tax and withholding taxes in foreign jurisdictions that are not based on net income.

As of September 30, 2023 and December 31, 2022, the Company had unrecognized tax benefits of $1.4 million and $0.9 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

The Company records valuation allowances against its net deferred tax assets when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including historical results, reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. As of September 30, 2023, a valuation allowance of $15.6 million is reflected for the expected partial realizability of deferred tax assets related to foreign tax credits and the full non-realizability of deferred tax assets related to Australia net operating losses.

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on the Company’s consolidated financial statements.

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). While various jurisdictions are in the process of enacting legislation to adopt GloBE rules, South Korea, Japan and the United Kingdom are among the larger jurisdictions that have enacted such legislation as of September 30, 2023. Other countries are expected to adopt GloBE rules in 2023 with effective dates beginning in 2024. Changes in tax laws in the various countries in which the Company operates can negatively impact the Company's results of operations and financial position in future periods. The Company will continue to monitor legislative and regulatory developments in this area.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

16. RESTRUCTURING CHARGES

During the three months ended September 30, 2023, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC, which resulted in the recording of termination benefits for a workforce reduction of certain employees and independent contractors in the WWE segment and Corporate. As a result, the Company recorded restructuring charges of $31.6 million for the three and nine months ended September 30, 2023, inclusive of $16.5 million of equity-based compensation expenses, which are accrued in accrued liabilities and additional paid-in-capital on the Consolidated Balance Sheets, respectively.

Changes in the Company’s restructuring liability through September 30, 2023 were as follows (in thousands):

Balance — December 31, 2022	$—
Restructuring charges (excluding share-based compensation expense)	15,084
Payments	(925)
Balance — September 30, 2023	$14,159

17. CONTENT PRODUCTION INCENTIVES

The Company has access to various governmental programs that are designed to promote content production within the United States of America and certain international jurisdictions. These programs primarily consist of nonrefundable tax credits issued by a jurisdiction on an annual basis for qualifying expenses incurred during the year in the production of certain entertainment content created in whole or in part within the jurisdiction.

During the three and nine months ended September 30, 2023, the Company recorded content production incentives of $13.1 million related to qualifying content production activities. These incentives are recorded as an offset to production expenses within direct operating costs on the Company’s Consolidated Statements of Operations. The Company did not record any content production incentives during the three and nine months ended September 30, 2022.

18. COMMITMENTS AND CONTINGENCIES

The Company’s future commitments related to its operating and finance leases are separately disclosed in Note 10, Leases.

The Company is involved in legal proceedings, claims and governmental investigations arising in the normal course of business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include contract, employment, tax and intellectual property matters. The Company evaluates all cases and records liabilities for losses from legal proceedings when the Company determines that it is probable that the outcome will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. While any outcome related to litigation or such governmental proceedings cannot be predicted with certainty, management believes that the outcome of these matters, except as otherwise may be discussed below, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

UFC Legal Proceedings

Zuffa has five related class-action lawsuits filed against it in the United States District Court for the Northern District of California between December 2014 and March 2015 by a total of eleven former UFC fighters. The complaints in the five lawsuits are substantially identical. Each alleges that Zuffa violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopsonizing the alleged market for elite professional MMA fighters’ services. Plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services and their intellectual property rights, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and injunctive relief. On December 14, 2020, the court orally indicated its intention to grant plaintiffs’ motion to certify a Bout Class (comprised of fighters who participated in bouts from December 16, 2010 to September 30, 2017) and to deny plaintiffs’ motion to certify the Identity Class (a purported class based upon the alleged expropriation and exploitation of fighter identities). On August 9, 2023, the Court issued a written order confirming this ruling. The Company filed a petition with the Ninth Circuit seeking to appeal this ruling under Rule 23(f) of the

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Federal Rules of Civil Procedure. The Ninth Circuit denied the appeal on November 1, 2023. The Court has set a trial date of April 8, 2024 for this case. On June 23, 2021, plaintiffs’ lawyers filed a new case against Zuffa and EGH alleging substantially similar claims but providing for a class period from July 1, 2017 to present; discovery has opened in this case after being stayed since the case was filed. The Company believes that the claims alleged lack merit and intends to defend itself vigorously against them.

WWE Legal Proceedings

On January 11, 2022, a complaint was filed against WWE by MLW Media LLC (“MLW”), captioned MLW Media LLC v. World Wrestling Entertainment, Inc., No. 5:22-cv-00179-EJD (N.D. Cal.), alleging that WWE interfered with MLW’s contractual relationship with Tubi, a streaming service owned by Fox Corp., and MLW’s prospective economic advantage with respect to its relationship with VICE TV, and engaged in unfair business practices in violation of the Sherman Antitrust Act and California law, including cutting off competitors’ access to licensing opportunities, interfering with contracts, poaching talent, and eliminating price competition. On February 13, 2023, the court dismissed all of MLW’s claims, allowing MLW leave to amend. On March 6, 2023, MLW filed its first amended complaint. On April 7, 2023, WWE moved to dismiss all claims asserted in the first amended complaint, which was denied by the court on June 15, 2023. WWE filed its answer to the amended complaint on August 14, 2023 and the court lifted its stay on discovery. On August 25, 2023, MLW moved to strike WWE’s affirmative defenses. WWE opposed that motion on September 8, 2023, and requested leave to amend its answer. On October 31, 2023, the Court granted WWE’s request for leave to amend and terminated MLW’s motion to strike as moot. The Company believes that the claims alleged lack merit and intends to defend itself vigorously against them.

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the “Special Committee”) was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon. Mr. McMahon initially resigned from all positions held with WWE on July 22, 2022 but remained a stockholder with a controlling interest and served as Executive Chairman of WWE’s board of directors from January 9, 2023 through September 12, 2023, at which time Mr. McMahon became Executive Chairman of the Board of Directors of the Company. Although the Special Committee investigation is complete, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters.

Additional information with respect to this Note 18 may be found in Part II, Item 1, Legal Proceedings. In addition to the foregoing, from time to time we become a party to other lawsuits and claims. By its nature, the outcome of litigation is not known, but the Company does not currently expect this litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

19. SEGMENT INFORMATION

Subsequent to the acquisition of WWE and effective September 12, 2023, the Company identified two reportable segments: UFC and WWE, to align with how the Company’s chief operating decision maker (the “CODM”), the Chief Executive Officer, manages the businesses, evaluates financial results, and makes key operating decisions. The UFC segment consists entirely of the operations of the Company’s UFC business which was the sole reportable segment prior to the acquisition of WWE, while the WWE segment consists entirely of the operations of the WWE business acquired on September 12, 2023.

The Company also reports the results for the “Corporate” group. The Corporate group reflects operations not allocated to the UFC or WWE segments and primarily consists of general and administrative expenses. These expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support both reportable segments. Corporate expenses also include management fees paid by the Company to Endeavor under the Services Agreement.

All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

The profitability measure employed by the Company’s CODM for allocating resources and assessing operating performance is Adjusted EBITDA. The Company defines Adjusted EBITDA as net income, excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger and acquisition costs, certain legal costs, restructuring, severance and impairment charges, and certain other items when applicable. Adjusted EBITDA includes depreciation and amortization expenses directly related to supporting the operations of the Company’s segments, including content production asset amortization, as well as amortization of right-of-use assets related to finance leases of equipment used to produce and broadcast live events. The Company believes the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view the Company’s segment performance in the

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

same manner as the Company’s CODM to evaluate segment performance and make decisions about allocating resources. Additionally, the Company believes that Adjusted EBITDA is a primary measure used by media investors, analysts and peers for comparative purposes.

The Company does not disclose assets by segment information. The Company does not provide assets by segment information to the Company’s CODM, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment. A significant portion of the Company’s assets following the Transactions represent goodwill and intangible assets arising from the Transactions.

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
UFC	$397,520	$340,699	$1,009,435	$868,376
WWE	51,538	—	51,538	—
Total consolidated revenue	$449,058	$340,699	$1,060,973	$868,376

Reconciliation of segment profitability

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
UFC	$238,339	$204,483	$612,796	$526,463
WWE	21,977	—	21,977	—
Corporate	(20,605)	(14,026)	(48,896)	(38,493)
Total Adjusted EBITDA	239,711	190,457	585,877	487,970
Reconciling items:
Equity (earnings) losses of affiliates	(671)	—	309	—
Interest expense, net	(60,636)	(35,319)	(172,439)	(90,767)
Depreciation and amortization	(31,698)	(14,947)	(61,900)	(44,945)
Equity-based compensation expense	(24,558)	(5,603)	(36,142)	(18,146)
Merger and acquisition costs	(67,579)	—	(82,514)	—
Certain legal costs	(6,286)	(273)	(6,774)	(622)
Restructuring, severance and impairment	(15,084)	—	(15,084)	—
Other adjustments	(694)	402	(1,545)	(460)
Income before income taxes and equity (earnings) losses of affiliates	$32,505	$134,717	$209,788	$333,030

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

20. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), who collectively own approximately 51% of the voting interest in TKO as described in Note 1, Description of Business, provide various services to the Company and, upon consummation of the Transactions, such services are provided pursuant to the Services Agreement. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Event and other licensing revenues earned from the Group	$4,667	$2,991	$11,122	$6,795
Expenses incurred with the Group included in direct operating costs (1)	7,580	6,756	15,884	13,822
Expenses incurred with the Group included in selling, general and administrative expenses (2)	6,977	6,350	19,729	19,024
Net expense resulting from Group transactions included within net income (loss)	$(9,890)	$(10,115)	$(24,491)	$(26,051)

(1)These expenses primarily consist of production and consulting services as well as commissions paid to the Group.

(2)These expenses primarily consist of management fees paid to the Group. The Company believes that these management fees are a reasonable allocation of costs related to representation, executive leadership, back-office and corporate functions and other services provided by the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		September 30,	December 31,
	Classification	2023	2022
Amounts due from the Group	Accounts receivable	$285	$—
	Other current assets	4,031	23,838
Amounts due to the Group	Accrued liabilities	(163)	—
	Other current liabilities	(3,101)	(7,631)

The Company also reimburses the Group for third party costs they incur on the Company’s behalf. The Company reimbursed $9.3 million and $2.9 million of such costs during the nine months ended September 30, 2023 and 2022, respectively.

Vincent McMahon

Vincent K. McMahon, who serves as Executive Chairman of the Company’s Board of Directors, controls a significant portion of the voting power of the issued and outstanding shares of the Company’s common stock.

Mr. McMahon has agreed to make future payments to certain counterparties personally. In accordance with the SEC’s Staff Accounting Bulletin Topic 5T, Miscellaneous Accounting, Accounting for Expenses or Liabilities Paid by Principal Stockholders (“Topic 5T”), the Company concluded that these amounts should be recognized by the Company as expenses in the period in which they become probable and estimable. In connection with the acquisition of WWE, the Company assumed $3.5 million of liabilities related to future payments owed by Mr. McMahon to certain counterparties.

Additionally, during the period of September 12, 2023 through September 30, 2023, future payments of $3.5 million became probable and estimable, including consideration of events that occurred subsequent to September 30, 2023. These costs are included within selling, general and administrative expenses in our Consolidated Statements of Operations. As of September 30, 2023, total liabilities of $7.0 million are included within accrued expenses in our Consolidated Balance Sheets related to future payments owed by Mr. McMahon to certain counterparties.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse the Company for additional costs incurred in connection with and/or arising from the same matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth in our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in the Prospectus. The historical financial data discussed below reflects our historical results of operations and financial position and relates to periods prior to the Transactions (as defined below). As a result, the following discussion does not reflect the significant impact that such events will have on us. This discussion contains forward-looking statements based upon management’s current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various known and unknown factors, including those set forth under Part II, Item 1A. “Risk Factors” and in other sections of this Quarterly Report.

Overview

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment brands. The Company monetizes its media and content properties through four principal activities: Media rights and content, Live events, Sponsorship and Consumer products licensing.

TKO was formed through the combination of Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC) which owns and operates the Ultimate Fighting Championship (“UFC”), a preeminent combat sports brand and a subsidiary of Endeavor Group Holdings, Inc. (“Endeavor”), a global sports and entertainment company, and World Wrestling Entertainment, Inc. (n/k/a/ World Wrestling Entertainment, LLC) (“WWE”), a renowned sports entertainment business. The Transactions unite two complementary, market leading sports and sports entertainment brands in a single company supported by Endeavor’s capabilities in premium IP ownership, talent representation, live events and experiences. For additional information regarding the terms of the Transactions, see Note 3, Acquisition of WWE, to our unaudited consolidated financial statements included in this Quarterly Report.

Segments

As of September 30, 2023, we operated our business under two reportable segments, UFC and WWE. In addition, we also report results for the “Corporate” group, which incurs expenses that are not allocated to the business segments.

UFC:

•The UFC segment reflects the business operations of UFC. Revenue from our UFC segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; sponsorships; and consumer product licensing agreements of UFC-branded products.

WWE:

•The WWE segment reflects the business operations of WWE. Revenue from our WWE segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; sponsorships; and consumer product licensing agreements of WWE-branded products.

Corporate:

•Corporate reflects operations not allocated to the UFC or WWE segments and primarily consists of general and administrative expenses. These expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support both reportable segments. Corporate expenses also include management fees paid by the Company to Endeavor under the Services Agreement.

Components of Our Operating Results

Revenue

TKO primarily generates revenue via domestic and international media rights fees, ticket sales and site fees at our live events, sponsorships, and consumer products licensing.

Direct Operating Costs

TKO’s direct operating costs primarily include costs associated with our athletes and talent, production, marketing, and venue costs related to its live events, as well as commissions and direct costs with distributors.

Selling, General and Administrative

TKO’s selling, general and administrative expenses primarily include personnel costs as well as rent, travel, professional service costs and management fees paid to Endeavor.

Provision for Income Taxes

TKO was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO operates and controls all the business and affairs of UFC and WWE. TKO is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes. TKO OpCo’s U.S. subsidiaries are subject to withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. TKO OpCo is subject to entity-level income taxes in certain U.S. state and local jurisdictions.

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$449.1	$340.7	$1,061.0	$868.4
Operating expenses:
Direct operating costs	130.3	99.6	302.3	243.5
Selling, general and administrative expenses	193.2	56.5	313.0	155.7
Depreciation and amortization	31.7	15.0	61.9	45.0
Total operating expenses	355.2	171.1	677.2	444.2
Operating income	93.9	169.6	383.8	424.2
Other expenses:
Interest expense, net	(60.6)	(35.3)	(172.4)	(90.8)
Other (expense) income, net	(0.7)	0.4	(1.6)	(0.4)
Income before income taxes and equity (earnings) losses of affiliates	32.6	134.7	209.8	333.0
Provision for income taxes	11.2	5.0	17.7	12.5
Income before equity (earnings) losses of affiliates	21.4	129.7	192.1	320.5
Equity (earnings) losses of affiliates, net of tax	(0.6)	—	0.3	—
Net income	22.0	129.7	191.8	320.5
Less: Net (loss) income attributable to non-controlling interests	(22.5)	0.6	(21.7)	1.6
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	66.4	129.1	235.4	318.9
Net loss attributable to TKO Group Holdings, Inc.	$(21.9)	$—	$(21.9)	$—

Revenue

Revenue increased by $108.4 million, or 32%, to $449.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

•UFC revenue increased by $56.8 million, or 17%. This increase was primarily driven by $31.2 million of increased media rights and content from domestic and international rights fees resulting from increases in contractual revenues as well as higher fees associated with international renewals and two additional Fight Night events compared to the prior period. Additionally, the increase in revenue was due to $12.7 million of greater live event revenue from having nine events with live audiences compared to eight events in the same prior year period and higher site fees, as well as $12.2 million of higher sponsorship from new sponsors and increases in fees from renewals.

•WWE contributed revenue of $51.6 million for the period from September 12, 2023 through September 30, 2023 following its acquisition.

Revenue increased by $192.6 million, or 22%, to $1,061.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

•UFC revenue increased by $141.0 million, or 16%. This increase was primarily driven by $81.0 million of increased media rights and content from domestic and international rights fees resulting from increases in contractual revenues as well as higher fees associated with international renewals and one additional pay-per-view (“PPV”) event and one additional Fight Night event compared to the same prior year period. Additionally, the increase in revenue was due to $35.8 million of greater live event revenue from having 21 events with live audiences compared to 17 events in the prior year and higher site fees, as well as $21.1 million of higher sponsorship from new sponsors and increases in fees from renewals.

•WWE contributed revenue of $51.6 million for the period from September 12, 2023 through September 30, 2023 following its acquisition.

Direct Operating Costs

Direct operating costs increased by $30.7 million or 31% to $130.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

•UFC direct operating costs increased by $18.1 million, or 18%. This increase was primarily due to higher costs of $15.7 million from different athlete matchups, as well as higher production costs associated with having two additional Fight Night events and two additional international events than in the same prior year period and direct costs associated with the increase in revenue described above. The increase was also driven by greater marketing and venue expenses due to having nine events with live audiences compared to eight events in the same prior year period.

•WWE contributed direct operating costs of $12.6 million for the period from September 12, 2023 through September 30, 2023 following its acquisition.

Direct operating costs increased by $58.8 million or 24% to $302.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

•UFC direct operating costs increased by $46.2 million, or 19%. This increase was primarily due to higher costs of $37.5 million from different athlete matchups, as well as higher production costs associated with having one additional PPV event, one additional Fight Night event and four additional international events than in the same prior year period, and direct costs associated with the increase in revenue described above. The increase was also driven by greater marketing and venue expenses due to having 21 events with live audiences compared to 17 events in the same prior year period.

•WWE contributed direct operating costs of $12.6 million for the period from September 12, 2023 through September 30, 2023 following its acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $136.7 million, or 242%, to $193.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to $67.5 million of professional fees and bonuses incurred by Zuffa related to the Transactions during the current year period. Additionally, WWE contributed selling, general and administrative expenses of $64.5 million, which included $31.6 million of charges associated with restructuring activities, for the period from September 12, 2023 through September 30, 2023 primarily associated with the Transactions. The remaining increase was primarily due to higher costs for UFC consisting of increased travel expenses associated with having two additional Fight Night events and two additional international events than in the same prior year period, as well as higher cost of personnel and other operating expenses.

Selling, general and administrative expenses increased by $157.3 million, or 101%, to $313.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to $82.5 million of professional fees and bonuses incurred by Zuffa related to the Transactions during the current year period. Additionally, WWE contributed selling, general and administrative expenses of $64.5 million, which included $31.6 million of charges associated with restructuring activities for the period from September 12, 2023 through September 30, 2023 primarily associated with the Transactions. The remaining increase was largely due to higher costs for UFC consisting of increased travel expenses associated with having one additional PPV event, one additional Fight Night event and four additional international events than in the same prior year period, as well as higher cost of personnel and other operating expenses.

Depreciation and Amortization

Depreciation and amortization increased $16.7 million, or 111%, to $31.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to $16.4 million of expenses associated with the acquisition of WWE.

Depreciation and amortization increased $16.9 million, or 38%, to $61.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to $16.4 million of expenses associated with the acquisition of WWE.

Interest Expense, Net

Interest expense, net increased $25.3 million, or 72%, to $60.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by significantly higher interest rates on variable rate debt slightly offset by lower indebtedness.

Interest expense, net increased $81.6 million, or 90%, to $172.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by significantly higher interest rates on variable rate debt slightly offset by lower indebtedness.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended September 30, 2023 and 2022 was primarily driven by $0.7 million and $0.4 million, respectively, of foreign currency transaction losses and gains.

Other (expense) income, net for the nine months ended September 30, 2023 and 2022 was primarily driven by $1.6 million and $0.4 million, respectively, of foreign currency transaction losses.

Provision for Income Taxes

For the three months ended September 30, 2023, TKO recorded a provision for income taxes of $11.2 million compared to a provision of $5.0 million for the three months ended September 30, 2022. This was primarily related to an increase in federal U.S. tax due to TKO’s new corporate structure as a result of the Transactions.

For the nine months ended September 30, 2023, TKO recorded a provision for income taxes of $17.7 million compared to a provision of $12.5 million for the nine months ended September 30, 2022. This was primarily related to an increase in federal U.S. tax due to TKO’s new corporate structure as a result of the Transactions.

Equity (Earnings) Losses of Affiliates, Net of Tax

Equity earnings of affiliates for the three months ended September 30, 2023 were primarily due to earnings related to our investment in Howler Head.

Equity losses of affiliates for the nine months ended September 30, 2023 were primarily due to losses related to our investment in Howler Head.

Net (Loss) Income Attributable to Non-Controlling Interests

Net (loss) income attributable to non-controlling interests was a loss of $22.5 million and income of $0.6 million for the three months ended September 30, 2023 and 2022, respectively.

Net (loss) income attributable to non-controlling interests was a loss of $21.7 million and income of $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Segment Results of Operations

As of September 30, 2023, we classified our business into two reportable segments: UFC and WWE. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three and nine months ended September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
UFC	$397.5	$340.7	$1,009.4	$868.4
WWE	51.6	—	51.6	—
Total Revenue	$449.1	$340.7	$1,061.0	$868.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Adjusted EBITDA:
UFC	$238.3	$204.5	$612.8	$526.5
WWE	22.0	—	22.0	—
Corporate	(20.6)	(14.0)	(48.9)	(38.5)
Total Adjusted EBITDA	$239.7	$190.5	$585.9	$488.0

UFC

The following table sets forth our UFC segment results for the three and nine months ended September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Media rights and content	$266.7	$235.5	$702.5	$621.5
Live events	51.9	39.2	115.6	79.8
Sponsorship	63.8	51.6	148.0	126.9
Consumer products licensing	15.1	14.4	43.3	40.2
Total Revenue	$397.5	$340.7	$1,009.4	$868.4

Direct operating costs	$117.7	$99.6	$289.7	$243.5
Selling, general and administrative expenses	$42.0	$36.6	$106.5	$98.5
Adjusted EBITDA	$238.3	$204.5	$612.8	$526.5
Adjusted EBITDA margin	60%	60%	61%	61%

Operating Metrics
Number of events
Numbered events	4	4	11	10
Fight Nights	9	7	23	22
Total events	13	11	34	32

Location of events
United States	9	9	26	28
International	4	2	8	4
Total events	13	11	34	32

WWE

The following table sets forth our WWE segment results for the three and nine months ended September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Media rights and content	$37.3	$—	$37.3	$—
Live events	5.4	—	5.4	—
Sponsorship	2.6	—	2.6	—
Consumer products licensing	6.3	—	6.3	—
Total Revenue	$51.6	$—	$51.6	$—

Direct operating costs	$10.5	$—	$10.5	$—
Selling, general and administrative expenses	$19.1	$—	$19.1	$—
Adjusted EBITDA	$22.0	$—	$22.0	$—
Adjusted EBITDA margin	43%	N/A	43%	N/A

Operating Metrics
Number of events
Premium live events	—	N/A	—	N/A
Televised events	5	N/A	5	N/A
Non-televised events	5	N/A	5	N/A
Total events	10	N/A	10	N/A

Location of events
United States	10	N/A	10	N/A
International	—	N/A	—	N/A
Total events	10	N/A	10	N/A

Corporate

Corporate expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support both reportable segments. Corporate expenses also include management fees paid by the Company to Endeavor under the Services Agreement.

The following table displays results for Corporate for the three and nine months ended September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Adjusted EBITDA	$(20.6)	$(14.0)	$(48.9)	$(38.5)

Adjusted EBITDA for the three months ended September 30, 2023 decreased by $6.6 million, or 47%, compared to the three months ended September 30, 2022. This decrease was driven by an increase in cost of personnel and other general and administrative expenses.

Adjusted EBITDA for the nine months ended September 30, 2023 decreased by $10.4 million, or 27%, compared to the nine months ended September 30, 2022. This decrease was driven by an increase in cost of personnel and other general and administrative expenses.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income, excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger and acquisition costs, certain legal costs, restructuring, severance and impairment charges, and certain other items when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

TKO management believes that Adjusted EBITDA is useful to investors as it eliminates the significant level of non-cash depreciation and amortization expense that results from its capital investments and intangible assets, and improves comparability by eliminating the significant level of interest expense associated with TKO’s debt facilities, as well as income taxes which may not be comparable with other companies based on TKO’s tax and corporate structure.

Adjusted EBITDA and Adjusted EBITDA margin are used as the primary bases to evaluate TKO’s consolidated operating performance.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of TKO’s results as reported under GAAP. Some of these limitations are:

•they do not reflect every cash expenditure, future requirements for capital expenditures, or contractual commitments;

•Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on TKO’s debt;

•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirement for such replacements or improvements; and

•they are not adjusted for all non-cash income or expense items that are reflected in TKO’s statements of cash flows.

TKO management compensates for these limitations by using Adjusted EBITDA and Adjusted EBITDA margin along with other comparative tools, together with GAAP measurements, to assist in the evaluation of TKO’s operating performance.

Adjusted EBITDA and Adjusted EBITDA margin should not be considered substitutes for the reported results prepared in accordance with GAAP and should not be considered in isolation or as alternatives to net income as indicators of TKO’s financial performance, as measures of discretionary cash available to it to invest in the growth of its business or as measures of cash that will be available to TKO to meet its obligations. Although TKO uses Adjusted EBITDA and Adjusted EBITDA margin as financial measures to assess the performance of its business, such use is limited because it does not include certain material costs necessary to operate TKO’s business. TKO’s presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as indications that its future results will be unaffected by unusual or nonrecurring items. These non-GAAP financial measures, as determined and presented by TKO, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of TKO’s most directly comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures on a consolidated basis.

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net income	$22.0	$129.7	$191.8	$320.5
Provision for income taxes	11.2	5.0	17.7	12.5
Interest expense, net	60.6	35.3	172.4	90.8
Depreciation and amortization	31.7	15.0	61.9	45.0
Equity-based compensation expense (1)	24.6	5.6	36.1	18.1
Merger and acquisition costs (2)	67.5	—	82.5	—
Certain legal costs (3)	6.3	0.3	6.8	0.6
Restructuring, severance and impairment (4)	15.1	—	15.1	—
Other adjustments (5)	0.7	(0.4)	1.6	0.5
Total Adjusted EBITDA	$239.7	$190.5	$585.9	$488.0
Net income margin	5%	38%	18%	37%
Adjusted EBITDA margin	53%	56%	55%	56%

(1)Equity-based compensation represents primarily non-cash compensation expense for awards issued under EGH’s 2021 Plan subsequent to its April 28, 2021 IPO, for the Replacement Awards and for awards issued under the 2023 Incentive Award Plan. For the three and nine months ended September 30, 2023, equity-based compensation includes $16.5 million of expense associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate.

(2)Includes certain costs of professional fees and bonuses related to the Transactions and payable contingent on the closing of the Transactions.

(3)Includes costs related to certain litigation matters including matters where Mr. McMahon has agreed to make future payments to certain counterparties personally.

(4)Includes costs resulting from the Company’s cost reduction program during the three and nine months ended September 30, 2023, as described in Note 16, Restructuring Charges, to our unaudited consolidated financial statements.

(5)For the three months ended September 30, 2023 and 2022, other adjustments was comprised primarily of losses of $0.7 million and gains of $0.4 million, respectively, on foreign exchange transactions. For the nine months ended September 30, 2023 and 2022, other adjustments was comprised primarily of losses of $1.6 million and $0.4 million, respectively, on foreign exchange transactions.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt.

Credit Facilities

As of September 30, 2023, there is currently outstanding an aggregate of $2.7 billion of first lien term loans under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility”, and, together with the First Lien Term Loan, the “Credit Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof.

Following a repricing under the Credit Facilities in January 2021, term loan borrowings under the Credit Facilities bore interest at a variable interest rate equal to either, at its option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio (as defined in the Credit Agreement), in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. In June 2023, the parties amended the terms of the First Lien Term Loan to replace the adjusted LIBOR reference rate with Term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment (as defined in the Credit

Agreement). The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on April 29, 2026. In December 2022, the Company repaid $50.0 million of term loans under the Credit Facilities.

As of September 30, 2023, the Company had the option to borrow incremental term loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on its First Lien Leverage Ratio. The Credit Agreement includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Revolving Credit Facility has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving loan borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at TKO’s option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. In April 2023, the parties amended the terms of the Revolving Credit Facility to replace adjusted LIBOR reference rate used for the facility with SOFR. The Company pays a commitment fee Revolving Credit Facility of 0.25-0.50%, based on the First Lien Leverage Ratio and letter of credit fees of 0.125%. As of September 30, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility and $10.0 million outstanding letters of credit. The Revolving Credit Facility matures on October 29, 2024.

The Revolving Credit Facility is subject to a financial covenant if greater than 35% of the borrowing capacity of the Revolving Credit Facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on September 30, 2023, as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Credit Agreement contains certain restrictive covenants around indebtedness, liens, fundamental changes, guarantees, investments, asset sales and transactions with affiliates.

The borrower’s obligations under the Credit Facilities are guaranteed by certain of TKO OpCo’s indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions.

Restrictions on Dividends

The Credit Agreement contains restrictions on TKO’s ability to make distributions and other payments from the respective credit groups. These restrictions on dividends include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket, as defined in the Credit Agreement.

Other Debt

In October 2018, UFC entered into a $28.0 million Loan Agreement and a $12.0 million Loan Agreement in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except the $28.0 million Loan Agreement is secured by a deed of trust for UFC’s headquarters building and underlying land in Las Vegas and the $12.0 million Loan Agreement is secured by a deed of trust for the acquired building and its adjacent land, also located in Las Vegas. The Secured Commercial Loans bear interest at a rate of LIBOR + 1.62% (with a LIBOR floor of 0.88%) and principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028. In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR.

The applicable loan agreements each contain a financial covenant that requires UFC to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis (the “Secured Commercial Loan Covenant”). As of September 30, 2023, UFC was in compliance with the Secured Commercial Loan Covenant.

Cash Flows Overview

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$247.7	$376.8
Net cash provided by (used in) investing activities	$47.6	$(9.8)
Net cash used in financing activities	$(285.3)	$(822.1)

Operating activities decreased from $376.8 million of cash provided in the nine months ended September 30, 2022 to $247.7 million of cash provided in the nine months ended September 30, 2023. Cash provided in the nine months ended September 30, 2023 was primarily due to net income for the period of $191.8 million, which included non-cash items totaling $128.3 million, offset by the increase in accounts receivable of $46.3 million and the decrease in deferred revenues of $39.8 million due to timing of events and customer payments. Cash provided in the nine months ended September 30, 2022 was primarily due to net income for the period of $320.5 million, which included non-cash items totaling $85.8 million, offset by the increase in accounts receivable of $27.1 million and the decrease in deferred revenues of $10.9 million due to timing of events and customer payments.

Investing activities increased from $9.8 million of cash used in the nine months ended September 30, 2022 to $47.6 million of cash provided in the nine months ended September 30, 2023. Cash provided in the nine months ended September 30, 2023 primarily reflects $381.2 million of cash acquired from WWE as part of the Transactions partially offset by the payment of $321.0 million of deferred compensation in the form of a dividend to former WWE shareholders. Cash used in the nine months ended September 30, 2022 primarily reflects payments for property and equipment.

Financing activities increased from $822.1 million of cash used in the nine months ended September 30, 2022 to $285.3 million of cash used in the nine months ended September 30, 2023. Cash used in the nine months ended September 30, 2023 primarily reflects distributions to Endeavor and subsidiaries of $260.5 million and net payments on debt of $24.5 million. Cash used in the nine months ended September 30, 2022 primarily reflects distributions to Endeavor and subsidiaries of $794.7 million and net payments on debt of $24.5 million.

Future Sources and Uses of Liquidity

TKO’s sources of liquidity are (1) cash on hand, (2) cash flows from operations and (3) available borrowings under the Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein). Based on its current expectations, TKO believes that these sources of liquidity will be sufficient to fund its working capital requirements and to meet its commitments, including long-term debt service, for at least the next 12 months.

TKO expects that its primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of its business, (2) pay operating expenses, including cash compensation to its employees, athletes and talent, (3) fund capital expenditures, (4) pay interest and principal when due on the Credit Facilities, (5) pay income taxes, (6) reduce its outstanding indebtedness under the Credit Facilities and (7) as may become applicable, make distributions to TKO stockholders, pursuant to the Company’s dividend policy.

TKO expects to refinance the Credit Facilities prior to the maturity of the outstanding loans in 2026. It currently anticipates being able to secure funding for such refinancing at favorable terms; however, its ability to do so may be impacted by many factors, including TKO’s growth and other factors specific to its business as well as macro-economic factors beyond its control.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included in this Quarterly Report, under the captions “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements,” for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates.

We believe the following estimates related to certain of our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included in this Quarterly Report for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

TKO’s exposure to changes in interest rates relates primarily to the floating interest component on its long-term debt. The Credit Facilities bear interest at floating rates and it regularly monitors and manages interest rate risks. Holding debt levels constant as of September 30, 2023, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $27 million.

Foreign Currency Risk

TKO has operations in several countries outside of the United States, and certain of its operations are conducted in foreign currencies, principally the British Pound and the Brazilian Real. The value of these currencies fluctuates relative to the U.S. dollar. These changes could adversely affect the U.S. dollar equivalent of TKO’s non-U.S. dollar revenue and operating costs and expenses and reduce international demand for its content and services, all of which could negatively affect TKO’s business, financial condition and results of operations in a given period or in specific territories.

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the three and nine months ended September 30, 2023, revenues would have decreased by approximately $2.3 million and $6.1 million, respectively, and operating income would have decreased by less than $0.1 million and approximately $0.4 million, respectively.

TKO regularly reviews its foreign exchange exposures that may have a material impact on its business and from time to time uses foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates arising from these exposures. TKO does not enter into foreign exchange contracts or other derivatives for speculative purposes.

Credit Risk

TKO maintains its cash and cash equivalents with various major banks and other high quality financial institutions, and its deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions and the failure of any of the financial institutions where we maintain our cash and cash equivalents or any inability to access or delays in our ability to access our funds could adversely affect our business and financial position.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

The Transactions had a material impact on the financial position, results of operations and cash flows of the combined company from September 12, 2023 through September 30, 2023. The Transactions also resulted in changes in the Company’s internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, technology, and other components of internal controls over financial reporting. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, refer to Note 18, Commitments and Contingencies, to our unaudited consolidated financial statements.

On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. No charges have been brought in these investigations. WWE has received voluntary and compulsory legal demands for documents, including from federal law enforcement and regulatory agencies, concerning the investigation and related subject matters.

Item 1A. Risk Factors

Investing in our Class A common stock involves substantial risks. You should carefully consider the following factors, together with all of the other information included in this Quarterly Report on Form 10-Q, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Prospectus before investing in our Class A common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our Class A common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. While we believe these risks and uncertainties are especially important for you to consider, we may face other risks and uncertainties that could adversely affect our business. Please also see “Forward-Looking Statements” for more information.

Risks Related to Our Business

Our ability to generate revenue from discretionary and corporate spending on events, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control, such as general macroeconomic conditions.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates, tax laws that impact companies or individuals, and inflation, can significantly impact our operating results. While consumer and corporate spending may decline at any time for reasons beyond our control, the risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising, decreases in attendance at live events, and purchases of pay-per-view (“PPV”), among other things. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic and geopolitical conditions, or by any future deterioration in economic conditions, thereby possibly impacting our operating results and growth. A prolonged period of reduced consumer or corporate spending, such as those that occurred during the COVID-19 pandemic, could have an adverse effect on our business, financial condition, and results of operations.

We depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners. Our failure to maintain, renew or replace key agreements, certain of which we anticipate negotiating soon, could adversely affect our ability to distribute our media content, WWE Network and/or other of our goods and services, which could adversely affect our operating results.

A key component of our success is our relationships with television and cable networks, satellite providers, digital streaming and other distribution partners, as well as corporate sponsors. We are dependent on maintaining these existing relationships and expanding upon them so that we have a robust network with whom we can work to arrange multimedia rights sales and sponsorship engagements, including distribution of our events and media content. Our television programming for our events is distributed by television and cable networks, satellite providers, PPV, digital streaming, and other media. We have depended on, and will continue to depend on, third parties for many aspects of the operations and distribution of WWE Network. We have an important relationship with ESPN as they are the exclusive domestic distributor of all UFC events. Because a large portion of our revenues are generated, directly and indirectly, from the distribution of our events, any failure to maintain or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us, or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our business. We regularly engage in negotiations relating to substantial agreements covering the distribution of its television programming by carriers located in the United States and abroad. We have agreements with multiple PPV providers globally and distribute a portion of our events through PPV, including certain events that are sold exclusively through PPV. We have substantial relationships with NBCU, which carries RAW and NXT through its cable networks. WWE Network is distributed exclusively via Peacock in the domestic market. Fox Network currently carries SmackDown, which will move to USA Network beginning October 2024. These relationships are expected to continue to constitute a significant percentage of our revenues. We anticipate that we will be involved in negotiations to renew or replace our domestic television distribution rights agreements for RAW and NXT with their current licensees or others before their expirations through 2024. These domestic licenses together account for a very significant portion of our media segment revenues and profitability. No assurances can be provided as to the outcome of these negotiations. There is no guarantee that the growth in value of sports media licensing rights in the recent years will continue or can be maintained or that the current value of our sports media licensing rights will not diminish over time. Any adverse change in these relationships or agreements, including as a result of U.S., European Union and United Kingdom trade and economic sanctions and any counter-sanctions enacted by such sanctioned countries (e.g., Russia), or a deterioration in the perceived value of our sponsorships or these distribution channels, could have an adverse effect on our business, financial condition and results of operations.

We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.

The manner in which audio/media content is distributed and viewed is constantly changing, and consumers have increasing options to access entertainment video. Changes in technology require resources including personnel, capital and operating expenses. Conversely, technology changes have also decreased the cost of video production and distribution for certain programmers (such as through social media), which lowers the barriers to entry and increases the competition for viewership and revenues. We must successfully adapt to and manage technological advances in our industry, including the emergence of alternative distribution platforms. If we are unable to adopt or are late in adopting technological changes and innovations, it may lead to a loss of consumers viewing our content, a reduction in revenues from attendance at our live events, a loss of ticket sales, or lower site fee revenue. Our ability to effectively generate revenue from new content distribution platforms and viewing technologies will affect our ability to maintain and grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods (such as television, film, and PPV) in ways that are not entirely predictable, which could reduce consumer demand for our content offerings.

We must also adapt to changing consumer behavior driven by advances that allow for time shifting and on-demand viewing, such as digital video recorders and video-on-demand, as well as internet-based and broadband content delivery and mobile devices. Cable and broadcast television distribution constitutes a large part of our revenues. The number of subscribers and ratings of television networks and advertising revenues in general have been impacted by viewers moving to alternative media content providers, a process known as “cord cutting” and “cord shaving”. Developments in technology may have added, and may continue to add, to this shift as consumers’ expectations relative to the availability of video content on demand, their willingness to pay to access content and their tolerance for commercial interruptions evolve. Many well-funded digital companies (such as Amazon, Apple, Facebook, Hulu, Netflix and YouTube) have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for media content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration and other factors) of television distribution to media content owners such as WWE and UFC. Our media partners’ businesses are affected by their sale of advertising and subscriptions for their services. If they are unable to sell advertising and/or subscriptions either with regard to WWE and UFC programming specifically or all of their programing generally, it could adversely affect our operating results. If we fail to adapt our distribution methods and content to emerging technologies and new distribution platforms, while also effectively preventing digital piracy, our ability to generate revenue from our targeted audiences may decline and could result in an adverse effect on our business, financial condition, and results of operations.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, or our key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced personnel, or enter into multimedia, licensing, and sponsorship engagements. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning Endeavor or us, members of our or Endeavor’s management or other key personnel or the athletes that participate in our events. Many athletes that participate in our events are public personalities with large social media followings whose actions generate significant publicity and public interest. Any adverse publicity relating to such individuals or individuals that we employ or have a contractual relationship with, or to us, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination, or other misconduct, could result in significant media attention, even if not directly relating to or involving us, and could have a negative impact on our professional reputation. This could result in termination of media rights agreements, licensing, sponsorship or other contractual relationships, or our ability to attract new sponsorship or other business relationships, or the loss or termination of such employees’ services, all of which could adversely affect our business, financial condition, and results of operations.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, both within the United States and internationally, and we may not be able to compete effectively, which could adversely affect our operating results.

We face competition from a variety of other domestic and foreign companies. We also face competition from alternative providers of the content and events that we offer, including Bellator, M-1 Global, Professional Fighters League, Combate Global, Invicta FC, Cage Warriors, AMC Fight Nights, ONE Championship, Rizin Fighting Federation, Absolute Championship Akhmat, Pancrase, Caged Steel, Eagle Fighting Championship, KSW, Extreme Fighting Championship, All Elite Wrestling, Impact Wrestling, Ring of Honor and New Japan Pro-Wrestling, and from other forms of media, entertainment and leisure activities in a rapidly changing and increasingly fragmented environment. Other new and existing professional wrestling leagues also compete with our goods and services. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Any increased competition, which may not be foreseeable, or our failure to adequately address any competitive factors, could result in reduced demand for our content, live events, or brand, which could have an adverse effect on our business, financial condition, and results of operations.

We depend on the continued services of executive management and other key employees, and of our parent company, Endeavor. The loss or diminished performance of these individuals, or any diminished performance by Endeavor, could adversely affect our business.

Our performance is substantially dependent on the continued services of executive management and other key employees as well as our relationship with our parent company, Endeavor, with whom we have various service agreements. We cannot be sure that any adverse effect on Endeavor’s business would not also have an adverse effect on our business, financial condition, and results of operations. Further, members of our or Endeavor’s executive management may not remain with Endeavor or us and may compete with us in the future. The loss of any member of our or Endeavor’s executive management teams could impair our ability to execute our business plan and growth strategy, have a negative impact on our business, financial condition, and results of operations, or cause employee morale problems or the loss of additional key employees.

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our content offerings and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of our brand, events, and the athletes that participate in our events. Our success depends on our ability to offer premium content through popular channels of distribution that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends, including the market demand for the distribution rights to live events, which are unpredictable and may be affected by factors such as changes in the social and political climate, global epidemics such as the COVID-19 pandemic or general macroeconomic factors. Changes in consumers’ tastes or a change in the perceptions of our brand and business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers, or anticipate and respond to changes in consumer preferences, could result in reduced demand for our events and content offerings, which could have an adverse effect on our business, financial condition and results of operations.

Consumer tastes change frequently, and it can be challenging to anticipate what offerings will be successful at any point in time. We may invest in our content and events before learning the extent to which we will achieve popularity with consumers. A lack of popularity of our content offerings, as well as labor disputes, unavailability of a star athlete, cost overruns, disputes with production teams, or severe weather conditions, could have an adverse effect on our business, financial condition and results of operations.

Owning and managing events for which we sell media and sponsorship rights, ticketing and hospitality exposes us to greater financial risk. Additionally, we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations. If the live events that we own and manage are not financially successful, our business could be adversely affected.

We act as a principal by owning and managing live events for which we sell media and sponsorship rights, ticketing and hospitality. Organizing and operating a live event involves significant financial risk as we bear all or most event costs, including a significant amount of up-front costs. In addition, we typically book our live events many months in advance of holding the event and often incur expenses prior to receiving any related revenue. Accordingly, if a planned event fails to occur or there is any disruption in our ability to live stream or otherwise distribute, whether as a result of technical difficulties or otherwise, we could lose a substantial amount of these costs, fail to generate the anticipated revenue, and could be forced to issue refunds for ticket sales and generate lower than expected media rights, sponsorship and licensing fees. If we are forced to postpone a planned event, we could incur substantial additional costs in order to stage the event on a new date, may have reduced attendance and revenue, and may have to refund fees. We could be compelled to cancel or postpone all or part of an event for many reasons, including severe weather conditions, issues with obtaining permits or government regulation, athletes failing to participate, as well as operational challenges caused by extraordinary incidents, such as terrorist or other security incidents, mass-casualty incidents, natural disasters, public health concerns including pandemics, or similar events. Such incidents have been shown to cause a nationwide and global disruption of commercial and leisure activities.

In some United States and foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. Foreign jurisdictions require visas for personnel and talent at international live events. In international markets, third-party promoters generally oversee permitting and regulatory matters. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of our third-party promoters, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events in jurisdiction(s), in addition to the lost revenues and expenses of the missed event(s), could lead to a decline in various revenue streams in such jurisdiction(s).

We often have cancellation insurance policies in place to cover a portion of our losses if we are compelled to cancel an event, but our coverage may not be sufficient, may no longer cover a pandemic and is subject to deductibles. If the live events that we own and manage are not financially successful, we could suffer an adverse effect on our business, financial condition and results of operations.

Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. The outcome of litigation, including class action lawsuits, is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. We are currently named in five related class-action lawsuits filed against us alleging that we violated Section 2 of the Sherman Act by monopolizing an alleged market for the promotion of elite professional MMA bouts and monopsonizing an alleged market for the services of elite professional MMA athletes. On August 9, 2023, the plaintiffs in the class-action lawsuits were certified as a class. If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.

In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal), or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings, or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions, or other censure that could have an adverse effect on our business, financial condition, and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could have an adverse effect on our business, results of operations, and financial condition.

The special committee of independent members of WWE’s Board of Directors’ investigation into allegations of misconduct by Mr. McMahon, and any further allegations and investigations may have an adverse financial and operational impact on our business performance.

On June 17, 2022, WWE and its then Board of Directors announced that a special committee of independent members of its Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon. On July 22, 2022, Mr. McMahon resigned from all positions held with WWE but remained a stockholder with a controlling interest. On January 9, 2023, WWE’s Board of Directors elected Mr. McMahon as Executive Chairman thereto, and Mr. McMahon subsequently returned to WWE.

On July 25, 2022, based on the findings of the Special Committee investigation, WWE announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in WWE’s consolidated financial statements. WWE subsequently identified two additional payments totaling $5.0 million unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the WWE’s consolidated financial statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). All payments underlying the Unrecorded Expenses have been or will be paid by Mr. McMahon personally. WWE determined that, while the amount of Unrecorded Expenses was not material in any individual period in which the Unrecorded Expenses arose, the aggregate amount of Unrecorded Expenses would be material if recorded entirely when identified in the second quarter of 2022. Accordingly, WWE revised its previously issued financial statements to record the Unrecorded Expenses in the applicable periods for the years ended December 31, 2019, 2020 and 2021, as well as the first quarter of 2021 and 2022. In light of the Unrecorded Expenses and related facts, WWE concluded that its internal control over financial reporting was not effective as a result of one or more material weaknesses. Although the Special Committee investigation was completed, WWE also received, and the Company may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters.

Subsequent to WWE’s restatement for the Unrecorded Expenses, WWE was informed of certain additional claims, which have been settled by Mr. McMahon. When the amounts became probable and estimable in the fourth quarter of 2022, including consideration of events that occurred subsequent to December 31, 2022, WWE recorded an additional $7.4 million of expenses. Mr. McMahon has made or will make all related payments personally.

Professional costs resulting from WWE’s Special Committee’s investigation have been significant and are expected to continue to be significant as the Company continues to incur costs arising from ongoing and/or potentially new regulatory, investigative and enforcement inquiries, subpoenas and demands and claims. We expect Mr. McMahon to reimburse the Company for reasonable expenses incurred in connection with the investigation. Although we are not aware that significant business has been lost to date, it is possible that a change in the perceptions of our business partners could occur as a result of the investigation or other matters described above. In addition, as a result of the investigation or other matters described above, certain other operational changes, including without limitation other personnel changes, have occurred and may continue to occur in the future, which may have adverse financial and operational impacts on our business. Any adverse impacts as a result of the investigation and related matters, and any further allegations or investigations, could exacerbate any of the risks described herein.

Mr. McMahon’s membership on our Board could have adverse financial and operational impacts on our business.

Mr. McMahon’s membership on our Board could expose us to negative publicity and/or have other adverse financial and operational impacts on our business. His membership also may result in additional scrutiny or otherwise exacerbate the other risks described herein. Any of these outcomes could directly or indirectly have adverse financial and operational impacts on our business.

The impact of global pandemics or other outbreaks, such as the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations.

Our operations and events could be impacted by restrictions resulting from global pandemics or similar outbreaks, such as the COVID-19 pandemic. While activity has resumed in all of our businesses and restrictions in locations where we operate have been lessened or lifted in most cases, such restrictions could in the future be increased or reinstated. We will assess and respond to any such pandemics or outbreaks, including by abiding by any new government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact any global pandemics or similar outbreaks will have on our operations going forward due to the aforementioned uncertainties.

Our key personnel, athletes and performers may be adversely impacted by immigration restrictions and related factors.

Our ability to retain our key personnel is impacted, at least in part, by the fact that a portion of our key personnel in the United States are comprised of foreign nationals who are not United States citizens. Similarly, some of our athletes and performers are foreign nationals who are not United States citizens. In order to be legally allowed to work or compete in the United States, these individuals generally hold non-immigrant visas (which may or may not be tied to us) or green cards, the latter of which makes them permanent residents in the United States.

The ability of these foreign nationals to remain and work or compete in the United States is impacted by a variety of laws and regulations, as well as the processing procedures of various government agencies. Changes in applicable laws, regulations, or procedures could adversely affect our ability to hire or retain these key personnel or sponsor athletes and performers who are not United States citizens and could affect our costs of doing business. In addition, if the laws, rules or procedures governing the ability of foreign nationals to work or compete in the United States were to change or if the number of visas available for foreign nationals permitted to work in the United States were to be reduced, our business could be adversely affected, if, for example, we are unable to retain an employee or sponsor an athlete or performer who is a foreign national as a result.

Corresponding issues apply with respect to our key personnel and performers working, and athletes competing, in countries outside of the United States relating to citizenship and work authorizations. Similar changes in applicable laws, regulations or procedures in those countries could adversely affect our ability to hire or retain key personnel or sponsor athletes and performers internationally.

Our business is international in nature and may require employees, contractors, athletes and performers that participate in our events to frequently travel or live abroad. The ability of our key personnel, contractors and the athletes and performers that participate in our events to travel internationally for their work or to participate in our events is impacted by a variety of laws and regulations, policy considerations of foreign governments, the processing procedures of various government agencies and geopolitical actions, including war and terrorism (for example, the conflicts in Eastern Europe and the Middle East), or natural disasters including earthquakes, hurricanes, floods, fires, as well as pandemics. In addition, our production of live events internationally subjects us to the numerous risks involved in foreign travel and operations and also subjects us to local norms and regulations, including regulations requiring us to obtain visas for our key personnel and, in some cases, contractors, athletes and performers that participate in our events. Actions by athletes and performers that are out of our control may also result in certain countries barring them from travelling internationally, which could adversely affect our business. If our key personnel, contractors, athletes and performers that participate in our events were prevented from conducting their work internationally for any reason, it could have an adverse effect on our business, financial condition, and results of operations.

Our failure to continue to build and maintain our brands of entertainment could adversely affect our operating results.

We must continue to build and maintain our strong brand identities to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live events and programming content that our fans value and enjoy is at the core of our business. The production of compelling live, televised and streamed content is critical to our ability to generate revenues across our media platforms and product outlets. Also important are effective consumer communications, such as marketing, customer service and public relations. The role of social media use by fans and by us is an important factor in our brand perception. If our efforts to create compelling services and goods and/or otherwise promote and maintain our brands, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events post-pandemic, and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.

Our failure to retain or continue to discover key athletes and performers could lead to a decline in the appeal of our events, our storylines and the popularity of its brand of entertainment, which could adversely affect its operating results.

Our success depends, in large part, upon our ability to identify, discover and retain athletes and athletic performers who have the physical ability, acting ability and presence or charisma to succeed in our live events, programming content and, with respect to WWE, the portrayal of characters in our live events and programing. We cannot guarantee that we will be able to continue to identify these athletes and performers. Additionally, throughout our history, athletes and performers from time to time have stopped participating in our events for any number of reasons, and we cannot guarantee that we will be able to retain our current athletes and performers either during the terms of their contracts or when their contracts expire. Our failure to attract and retain key athletes and performers, an increase in the costs required to attract and retain such athletes and performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key athletes or performers could lead to a decline in the popularity of our brand of entertainment and events. Any of the foregoing issues could adversely affect our operating results.

We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.

We rely on technology, such as our information systems, content distribution systems, ticketing systems, and payment processing systems, to conduct our business. We also rely on the technology systems of third parties (including Peacock and ESPN) with whom we partner in our operations. This technology is vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, and vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states, and others. The techniques used to breach security safeguards evolve rapidly, and they may be difficult to detect for an extended period of time, and the measures we take to safeguard our technology may not adequately prevent such incidents.

Interruptions in these systems, or with the Internet in general, whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our content unavailable or degraded. These service disruptions or failures could be prolonged. Delivery of video programming over the Internet is done through a series of carriers with switch-overs between carriers. Television delivery is extremely complex and includes satellite, fiberoptic cable, over-the-air delivery and other means. Any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our content. We do not carry insurance that would cover us in the event of many types of business interruption that could occur.

There can be no assurance that our efforts to protect our confidential and personal information and that of our other business relationships and our investments in information technology will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of such confidential or personal information. Such incidents could adversely affect our business operations, and reputation. Any such breach could require us to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including the payment of fines, compensation and/or damages liabilities.

Our insurance policy that covers data security, privacy liability, and cyber-attacks may not be adequate to cover losses arising from breaches or attacks on our systems. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of confidential or personal information. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. As a further example, where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which UFC is a controller or processor under the GDPR (as defined below), this could result in fines of up to €20.0 million or 4% of annual global turnover under the EU GDPR (as defined below) or £17.50 million and 4% of total annual revenue in the case of the UK GDPR (as defined below). We also may be required to notify regulators about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods.

We rely on technology at live events, the failure or unavailability of which, for any significant period of time, could affect our business, reputation and the success of our live events. We also rely on technology to provide our digital offerings, live streaming, and virtual events, which may be vulnerable to hacking, denial of service attacks, human error and other unanticipated problems or events that could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and those of our third-party vendors. Any significant interruption or failure of the technology upon which we rely, or any significant breach of security, could result in decreased performance and increased operating costs (including refunds to impacted end users), adversely affecting our business, financial condition, reputation and results of operations.

In addition, our use of technology systems and applications presents the potential for further vulnerabilities. For instance, we may be subject to spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees, officers, or athletes, abuse of comments and message boards, fake reviews, doxing, and swatting. We cannot assure you that our internal policies in place to protect against these vulnerabilities will be successful or that we will not be adversely affected should one of these events occur.

Unauthorized disclosure of sensitive or confidential customer information could harm our business and standing with our customers.

The protection of our customer, employee, and other company data is critical to us. We collect, store, transmit, and use personal information relating to, among others, our employees, consumers, and event participants, as well as a range of talent and production information and data that may be provided to us by our vendors. As a result of the COVID-19 pandemic, we also collect certain COVID-related health and wellness information about our employees and others. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of such confidential information. Our facilities and systems, and those of our third-party service providers, may be threatened by or become the target of security breaches, acts of vandalism, payment card terminal tampering, computer viruses, misplaced, lost or stolen data, programming or human errors, or other similar events. We have had and in the future may have breaches of our security systems and unauthorized access to sensitive and confidential information. Any security breach involving the misappropriation, loss or other unauthorized disclosure of employee, customer or other information, whether by us or our third-party service providers, could damage our reputation, result in the loss of customers, expose us to risk of litigation and liability or regulatory investigations or actions, disrupt our operations, and harm our business. In addition, media and public scrutiny of information security and privacy has become more intense in recent years. As a result, we may incur significant costs to change our business practices or modify our offerings in connection with the protection of personally identifiable information as well as implementing future information security standards.

We also seek to protect trade secrets, confidential information, personal information and other proprietary information, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to such information, such as our employees, collaborators, consultants, advisors and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology, information and processes. Further, despite these efforts, no assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information as any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Defending a claim that a party illegally disclosed or misappropriated a trade secret or confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts within and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

Regulatory action for alleged privacy violations could result in significant fines, orders to cease data processing or other penalties.

Regulators may impose significant fines for privacy and data protection violations. Our business operations involve the collection, transfer, use, disclosure, storage, and disposal of personal or sensitive information around the world, including the European Economic Area (“EEA”). As a result, our business is subject to complex and continually evolving (and at times conflicting) U.S. (federal and state) and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

For example, in Europe, we are subject to the General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”) and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation and Data Protection Act of 2018 (“UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR creates requirements for in-scope businesses regarding personal data, broadly defined as information relating to an identifiable person.

Non-compliance carries potential significant monetary penalties of up to the higher of 4% of a company’s worldwide annual turnover or €20 million/£17.5 million under the EU GDPR and UK GDPR, respectively. We may also face orders to cease/change our processing of personal data, as well as civil claims (including class actions), enforcement notices, assessment notices (for a compulsory audit) and reputational damage.

Under the GDPR, and other privacy regimes globally, we are subject to rules regarding cross-border transfers of personal data. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and United Kingdom to the U.S. and other jurisdictions. For example, on July 16, 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield Framework, under which personal data could be transferred from the EEA to relevant self-certified U.S. entities, and further noted that reliance on the Standard Contractual Clauses alone (a standard, non-negotiable form of contract approved by the European Commission as an adequate personal data transfer mechanism, and a potential alternative to the Privacy Shield Framework) may not necessarily be sufficient in all circumstances. Subsequent European court and regulatory decisions have taken a restrictive approach to international data transfers.

We are currently implementing the Standard Contractual Clauses and rely on transfer impact assessments to transfer personal information outside the EEA and the UK, including to the United States. As supervisory authorities within the EEA issue further guidance on international data transfers under the GDPR, and as enforcement actions continue, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or it could affect our operations and the manner in which we provide our services (for example, we may have to stop using certain tools and vendors and make other operations changes). There can be no assurances that we will be successful in our efforts to comply with the GDPR or other privacy and data protection laws and regulations, or that violations will not occur, particularly given the complexity of both these laws and our business, as well as the uncertainties that accompany new laws.

In addition, as discussed above, the CCPA imposes significant data privacy and potential statutory damages related to data protection for the data of California residents. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur significant costs and expenses in an effort to comply. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA, which went into effect on January 1, 2023 and became enforceable on July 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of personal and sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The CCPA has encouraged similar data privacy laws to be considered and enacted in other states across the United States. For example, in March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”), which took effect on January 1, 2023. The VCDPA creates consumer rights, similar to the CCPA, and imposes corresponding obligations on covered companies, relating to the access to, deletion of, and disclosures of personal data collected by covered businesses about Virginia residents. The VCDPA provides for civil penalties for violations that are enforceable by the Virginia Attorney General. Further, Colorado, Utah, Connecticut, Iowa, and Indiana, Montana, Tennessee, Florida and Texas have enacted the Colorado Privacy Act, the Utah Consumer Privacy Act, the Connecticut Data Privacy Act, Iowa Consumer Data Protection Act, and the Indiana Consumer Data Protection Act, the Montana Consumer Data Privacy Act, the Tennessee Information Protection Act, the Florida Digital Bill of Rights, and the Texas Data Privacy and Security Act respectively, which will go into effect in 2023 (Colorado, Utah and Connecticut), 2024 (Montana, Florida and Texas) 2025 (Iowa and Tennessee) and 2026 (Indiana), and will impose obligations similar to or more stringent than those we may face under other data protection laws. Montana and Tennessee also have laws that are awaiting signature by their respective state governors (with, and there are similar bills in other states in the legislative process) and, more generally, these laws mark the beginning of a trend toward more stringent data privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. Further, broad federal data privacy legislation also has been proposed. Recent, new, and proposed state and federal legislation relating to data privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional compliance programs, could impact strategies and availability of previously useful information, and could result in increased compliance costs and/or changes in business practices and policies.

Our global reach means we are subject to other privacy regimes, and new laws are being enacted regularly, including laws which may have potentially conflicting requirements that would make compliance challenging. If the trend of increasing enforcement by regulators of such laws as reflected in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities.

Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to better understand users. Recent U.S. and European court and regulator decisions are driving increased attention to cookies and tracking technologies and privacy activists are referring non-compliant companies to regulators. If the trend of increasing enforcement by regulators of the strict approach including opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

Any failure to comply with data protection laws and/or regulations that results in a data security breach could require notifications to data subjects and/or owners under federal, state and/or international data breach notification laws and regulations. The effects of any applicable U.S. state, U.S. federal and international laws and regulations that are currently in effect or that may go into effect in the future, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Responding to allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risks of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we or our third- party service providers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our or our third-party service providers’ businesses. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.

If, for any number of reasons, we are unable to continue to develop and monetize WWE Network successfully, it could adversely affect our operating results.

Our ability to continue to develop and monetize WWE Network is subject to various risks, including our need to attract, retain and replace fans as well as our reliance on partners to offer our content. The markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. These markets have been and are expected to continue to be subject to rapid changes, and new technologies and evolving business models are developing at a fast pace. In domestic markets, WWE Network is carried exclusively as a part of Peacock. Our ability to attract and retain fans for WWE Network internationally and for Peacock domestically will depend in part on our ability to provide consistent high-quality content and a high level of service that is perceived as a good value for the consumer’s entertainment dollars in the face of this intense competition. Our failure to do so could adversely affect our business and operating results.

Fans have the ability to receive streaming WWE content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-Ray players. We intend to continue to offer WWE Network in international markets through available platforms and partners. As a result, we rely on outside partners to develop, supply and maintain technology and infrastructure necessary to deliver our content and interact with the user. If we are not successful in maintaining, renewing and/or replacing this technology or if we or Peacock are not successful in entering into and maintaining relationships with platform providers, if we or our partners (including Peacock) encounter technological, licensing or other impediments to streaming our content, or if viewers either upgrade existing platforms or migrate to new platforms in such a way that we or our partners (including Peacock) do not or cannot deliver through the new or upgraded platform, our ability to reach our fans and monetize our content successfully could be adversely impacted. Certain platforms, such as Amazon, Apple, Netflix and Hulu, offer their owned or licensed content and, therefore, may be disincentivized to promote and deliver our content at the same level as provided for their content.

We may be unable to protect our trademarks and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights.

We have invested significant resources in our brands including, but not limited to, “UFC,” “OCTAGON,” “ULTIMATE FIGHTING CHAMPIONSHIP,” “AS REAL AS IT GETS,” “ULTIMATE FIGHTER,” “WWE,” “RAW,” “SMACKDOWN,” “NXT” and “WRESTLEMANIA,” as well as the UFC and WWE logos and the 2 dimensional octagon shape, in an attempt to obtain and protect our brands and their public recognition. Our brands are essential to our success and competitive position. We have also invested significant resources in the premium content that we produce.

Our trademarks, copyrights, and other intellectual property rights are critical to our success and competitive position. During trademark registration proceedings, we may receive rejections of our applications by the United States Patent and Trademark Office or equivalent authorities in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections and, consequently, may be unable to obtain sufficient protection for certain trademarks.

Our intellectual property rights may be challenged, opposed, and/or invalidated by third parties and may not be strong enough to provide meaningful commercial competitive advantage. In addition, we may seek to oppose, cancel and/or invalidate a third party’s intellectual property rights if we deem such intellectual property violates our rights but we may be unsuccessful in doing so. If we fail to secure intellectual property rights or maintain our intellectual property, competitors might be able to use our brands or other intellectual property, which may harm our business. Further, policing unauthorized use and other violations of our intellectual property is difficult, particularly given our global scope, so we may be unable to prevent others (including third party licensees) from infringing, diluting or misappropriating our intellectual property rights. For example, our premium content may be subject to digital piracy by third parties, which we may not detect or be able to prevent. If we are unable to maintain and protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete and our business may be harmed. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, our intellectual property is at greater risk in those countries even where we take steps to protect our intellectual property in such countries. In addition, we may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could negatively impact our business. We cannot guarantee that the available legal steps we have taken, and take in the ordinary course of business, to reasonably protect our intellectual property will be successful or predict whether these steps will be adequate to prevent infringement or misappropriation of these rights.

From time to time, in the ordinary course of our business, we become involved in opposition and cancellation proceedings or other litigation or disputes with third-parties related to intellectual property. Any opposition and cancellation proceedings or other litigation or dispute involving the scope or enforceability of our intellectual property rights or any allegation that we infringe, misappropriate or dilute the intellectual property rights of others, regardless of the merit of these claims, could be costly and time-consuming. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a third party with respect to a claim, or if we are required to, or decide to, cease use of a brand, rebrand or obtain non-infringing intellectual property (such as through a license), which may not be available on commercially reasonable terms, if at all, or may be nonexclusive, thereby giving our competitors and other third parties access to the same intellectual property rights licensed to us, it could result in harm to our competitive position and could adversely affect our business and financial condition. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments related to our intellectual property and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on our valuation. Any adverse ruling or perception of an adverse ruling in defending our intellectual property rights could have an adverse impact on our financial condition or results of operations. Such litigation or proceedings could increase our operating losses and reduce the resources available for development activities and future sales, marketing and distribution activities. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, or pay substantial royalties and other fees.

We may license our trademarks and trade names to third parties, such as distributors, consumer product licensees and sponsors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights and intellectual property rights related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations. Our technology, data and intellectual property are subject to a heightened risk of theft, unauthorized use or compromise to the extent that we engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as intellectual property, trademarks, copyrights, trade secrets, know-how and customer information and records. Piracy, in particular, threatens to damage our business. Furthermore, piracy services are subject to rapid global growth. The success of our streaming video solutions (e.g., UFC Fight Pass) is directly threatened by the availability and use of pirated alternatives, including the live streaming of our live events on social media and other platforms. The value that streaming services are willing to pay for content that we develop may be reduced if piracy prevents these services from realizing adequate revenues. The value individual consumers are willing to pay for content that we develop may be reduced if piracy presents a sufficiently compelling consumer proposition.

In the event of a bankruptcy, our intellectual property licenses could be affected in numerous ways. There is a concern that a bankruptcy could result in us losing intellectual property rights. Although some protections are granted via the United States Bankruptcy Code to licensees of intellectual property in instances when a licensor of intellectual property files for bankruptcy, the United States Bankruptcy Code definition of intellectual property only includes trade secrets, patents and patent applications, copyrights, and mask works and does not include trademarks by themselves. Further, because we rely heavily on the use and licensing of trademarks, we are at risk of losing royalties and other payments from our licensees in the event of a bankruptcy event. Certain foreign jurisdictions in which we operate do not offer comparable protections.

As a result of our operations in international markets, we are subject to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets.

We operate in various jurisdictions abroad, including through joint ventures, and we expect to continue to expand our international presence. We face, and expect to continue to face, additional risks in the case of our existing and future international operations, including:

•political instability, adverse changes in diplomatic relations and unfavorable economic conditions in the markets in which we have international operations or into which it may expand;

•more restrictive or otherwise unfavorable government regulation of the entertainment, sports and sports betting industries, which could result in increased compliance costs or otherwise restrict the manner in which we operate and the amount of related fees we are able to charge;

•limitations on the enforcement of intellectual property rights;

•enhanced difficulties of integrating any foreign acquisitions;

•limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;

•adverse tax consequences;

•less sophisticated legal systems in some foreign countries, which could impair our ability to enforce our contractual rights in those countries;

•limitations on technology infrastructure;

•variability in venue security standards and accepted practices; and

•difficulties in managing operations due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by U.S. law and our internal policies and procedures and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or on a cost efficient basis.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill and indefinite lived intangible assets for impairment annually as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill and indefinite lived intangible assets may not be recoverable. Additionally, we assess if impairment indicators exist related to finite lived intangible assets at each reporting period within our asset groups. To the extent an event occurs suggesting that an asset group’s carrying amount is not recoverable, an impairment assessment is performed. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Adverse impacts to our business could result in impairments and significant charges to earnings.

Participants and spectators in connection with our live events are subject to potential injuries and accidents, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live events, causing a decrease in our revenue.

We hold numerous live events each year. This schedule exposes our athletes, performers and employees who are involved in the production of those events to the risk of travel and performance-related accidents. There are inherent risks to participants and spectators involved with producing, attending, or participating in live events. Injuries and accidents have occurred and may occur from time to time in the future, which could subject us to substantial claims and liabilities for injuries. Incidents in connection with our live events at any of our venues or venues that we rent could also result in claims or a reduction in operating income or attendance at our events, causing a decrease in our revenues. There can be no assurance that the insurance we maintain will be adequate to cover any potential losses.

The physical nature of many of our live events exposes the athletes and performers that participate to the risk of serious injury or death. These injuries could include concussions, and many sports leagues and organizations have been sued by athletes over alleged long-term neurocognitive impairment arising from concussions. Although the participants in our events, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we may provide coverage under our accident insurance and event insurance policies, if available, or our general liability insurance policies, for injuries that athletes incur while competing. To the extent such injuries are not covered by our policies, we may self-insure medical costs for athletes for such injuries. In certain states, notably California and New York, legislative changes have been enacted or are contemplated that draw into question our ability to treat our talent as independent contractors in those states. The impact to us of these initiatives is unknown. If ultimately required, worker’s compensation insurance for our talent or other aspects of their treatment as employees in those states could add expense to, or otherwise alter, our operations, which could affect our business, financial condition and/or results of operations. Liability to us resulting from any death or serious injury, including concussions, sustained by athletes or performers while competing or performing, to the extent not covered by our insurance, could adversely affect our business, financial condition, and operating results.

We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies, and procedures in the United States and around the world, which are subject to change at any time, governing matters such as:

•licensing laws for athletes and the promotion and operation of MMA events;

•licensing laws for the supply of sports betting data and other related products to gambling operators;

•licensing, permitting and zoning requirements for operation of our offices, locations, venues, and other facilities;

•health, safety, and sanitation requirements;

•the service of food and alcoholic beverages;

•working conditions, labor, minimum wage and hour, citizenship, immigration, visas, harassment and discrimination, and other labor and employment related considerations;

•human rights and human trafficking, including compliance with the U.K. Modern Slavery Act and similar current and future legislation;

•employment of youth workers and compliance with child labor laws;

•compliance with the U.S. Americans with Disabilities Act of 1990 and the U.K.’s Disability Discrimination Act 1995;

•compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act 2010 (the “Bribery Act”) and similar regulations in other countries;

•compliance with applicable antitrust and fair competition laws;

•compliance with international trade controls, including applicable import/export regulations, and sanctions and international embargoes that may limit or prohibit our ability to do business with specific individuals or entities or in specific countries or territories;

•compliance with anti-money laundering and countering terrorist financing rules, currency control regulations, and statutes prohibiting tax evasion and the aiding or abetting of tax evasion;

•marketing activities, including the placement of gambling-related advertising at and around MMA events;

•environmental protection regulations;

•compliance with current and future privacy and data protection laws imposing requirements for the collecting, processing, storing and protection of personal or sensitive information, including the GDPR and the E.U. e-Privacy Regulation;

•compliance with cybersecurity laws imposing country-specific requirements relating to information systems and network design, security, operations, and use;

•tax laws; and

•imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls.

Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, reputational harm, adverse media coverage, and other collateral consequences. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines or proceedings against us, including suspension or revocation proceedings relating to licenses we are required to maintain to conduct our business. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition. There can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding. In addition, the promulgation of new laws, rules, and regulations could restrict or unfavorably impact our business, which could decrease demand for our events or content, reduce revenue, increase costs, or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live events for incidents that occur at their events, particularly relating to drugs and alcohol.

In the United States and certain foreign jurisdictions, we may have direct and indirect interactions with government agencies and state-affiliated entities in the ordinary course of our business. In particular, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances, licenses for athletes, or permits for events in order for us to promote and conduct our live events and productions. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of third parties, we may be prohibited from promoting and conducting our live events and productions in that jurisdiction. The inability to present our live events and productions in jurisdictions could lead to a decline in various revenue streams in such jurisdictions, which could have an adverse effect on our business, financial condition, and results of operations.

We are subject to the FCPA, and other anti-bribery and anti-money laundering laws in countries outside of the United States in which we conduct our activities. The FCPA generally prohibits companies and their intermediaries from making, promising, authorizing or offering improper payments or other things of value to foreign government officials for the purpose of obtaining or retaining business, directing business to any person, or securing any improper business advantage. The FCPA also requires U.S. issuers to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. We operate in a number of countries which are considered to be at a heightened risk for corruption. Additionally, we operate adjacent to industry segments, such as sports marketing, that have been the subject of past anti-corruption enforcement efforts. As a global company, a risk exists that our employees, contractors, agents, managers, or other business partners or representatives could engage in business practices prohibited by applicable U.S. laws and regulations, such as the FCPA, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials and others, such as the Bribery Act. There can be no guarantee that our compliance programs will prevent corrupt business practices by one or more of our employees, contractors, agents, managers, or vendors, or that regulators in the U.S. or in other markets will view our program as adequate should any such issue arise. Any actual or alleged violation of the FCPA or other applicable anti-corruption laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a material adverse effect on our reputation, as well as our business, financial condition, results of operations and prospects. Responding to any investigation or action would also likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire.

We are also required to comply with economic sanctions laws imposed by the United States or by other jurisdictions where we do business, which may restrict our transactions in certain markets, and with certain customers, business partners, and other persons and entities. As a result, we may be prohibited from, directly or indirectly (including through a third-party intermediary), procuring goods, services, or technology from, or engaging in transactions with, individuals and entities subject to sanctions, including sanctions arising from the conflict involving Russia and Ukraine. We cannot guarantee that our efforts to remain in compliance with sanctions requirements will be successful. Any violation of sanctions laws could result in fines, civil and criminal sanctions against us or our employees, prohibitions on the conduct of our business (e.g., debarment from doing business with International Development Banks and similar organizations), and damage to our reputation, which could have an adverse effect on our business, financial condition, and results of operations.

Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our businesses.

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. SmackDown is currently on broadcast television on the Fox Network and will move to USA Network beginning October 2024, and certain of our other programming is distributed on-demand via cable and satellite operators. We are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements applicable to programming distributed over television broadcast stations, cable and satellite, as well as for certain of our programming distributed via online platforms that has been televised via broadcast television, cable or satellite. Any failure to remain in compliance with these requirements could expose us to substantial costs and adverse publicity which could impact our operating results. Changes in FCC regulations, and the ongoing reallocation of satellite spectrum for “5G” next generation wireless broadband use, could impact the availability of satellite transmission spectrum for video programming distribution, which could increase the transmission costs of certain of our programming and/or affect transmission quality and reliability. The markets for programming in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to the production and distribution of video programming are announced from time to time. Compliance by our licensees of these initiatives and/or their noncompliance of governmental policies could restrict our program distribution and adversely affect our levels of viewership, result in adverse publicity and/or otherwise impact our operating results.

We have a substantial amount of indebtedness, which could adversely affect our business, and we cannot be certain that additional financing will be available on reasonable terms when required, or at all.

As of September 30, 2023, we had an aggregate of $2.7 billion outstanding indebtedness under the Credit Facilities, with the ability to borrow approximately $205 million more pursuant to the Revolving Credit Facility.

If we cannot generate sufficient cash flow from operations to service this debt, we may need to refinance this debt, dispose of assets or issue equity to obtain necessary funds. Additionally, our credit rating has in the past and may in the future be downgraded. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

This substantial amount of indebtedness could:

•require us to dedicate a substantial portion of our cash flow from operations to payments on its indebtedness, thereby reducing funds available for working capital, capital expenditures or other purposes;

•require us to refinance in order to accommodate the maturity of the term loans under the Credit Facilities in 2026;

•increase our vulnerability to adverse economic and industry conditions, which could lead to a downgrade in our credit rating and may place us at a disadvantage compared to competitors who may have proportionally less indebtedness;

•increase our cost of borrowing and cause us to incur substantial fees from time to time in connection with debt amendments or refinancings; and

•limit our ability to obtain necessary additional financing for working capital, capital expenditures or other purposes in the future, plan for or react to changes in our business and the industries in which we operate, make future acquisitions or pursue other business opportunities, and react in an extended economic downturn.

Despite this substantial indebtedness, we may still have the ability to incur significantly more debt. The incurrence of additional debt could increase the risks associated with this substantial leverage, including our ability to service this indebtedness. In addition, because borrowings under the Credit Facilities bear interest at a variable rate, our interest expense could increase, exacerbating these risks. The Federal Reserve has recently raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. Increases in these rates may increase our interest expense. For example, for the year ended December 31, 2022, interest expense experienced a net increase of $37.3 million, or 36.5%, compared to the year ended December 31, 2021, primarily driven by higher interest rates on variable rate indebtedness that was partially offset by lower overall indebtedness. Further increases in interest rates and interest expense could impact the Company’s ability to service its indebtedness, increase borrowing costs in the future and reduce our funds available for operations and other purposes. Based on the outstanding indebtedness under the Credit Facilities as of December 31, 2022, a hypothetical 100 basis point increase in interest rates would have resulted in an approximately $28 million increase in annual interest expense.

From time to time, we may need additional financing, whether in connection with our capital improvements, acquisitions, or otherwise. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. For example, if borrowings available under the Credit Facilities are insufficient or unavailable at a reasonable cost, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital, or restructuring, which alternatives may not be available to us on favorable terms when required, or at all. Any of the foregoing could have a material adverse effect on our business.

Restrictive covenants applicable to the Credit Facilities may restrict our ability to pursue our business strategies.

The credit agreements governing the terms of the Credit Facilities restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness, loans and investments, liens, and affiliate transactions. The Credit Facilities also contain customary events of default, including upon a change in control. These covenants, among other things, limit our ability to fund future working capital needs and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. Such covenants could limit the flexibility of our subsidiaries in planning for, or reacting to, changes in the sports industry. Our ability to comply with these covenants is subject to certain events outside of our control. Additionally, we may in the future need to amend or obtain waivers to our existing covenants and cannot guarantee that we will be able to obtain those amendments or waivers on commercially reasonable terms or at all. If we are unable to comply with these covenants, the lenders under the Credit Facilities could terminate their commitments and accelerate repayment of our outstanding borrowings, which also may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. If such an acceleration were to occur, we may be unable to obtain adequate refinancing indebtedness for our outstanding borrowings on favorable terms, or at all. We have pledged a significant portion of our assets as collateral under the Credit Facilities. If we are unable to repay our outstanding borrowings when due, the lenders under the Credit Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them, which may have an adverse effect on our business, financial condition, and operating results.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make payments on, or to refinance our obligations under, our indebtedness will depend on future operating performance and on economic, financial, competitive, legislative, regulatory, and other factors. Many of these factors are beyond our control. Our consolidated cash balance also includes cash from other consolidated non-wholly owned entities. These entities may have restrictions in their ability to distribute cash to the rest of the company, including under the terms of applicable operating agreements or debt agreements, which may require the approval of certain third parties based on the timing and amount of distribution. It cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness, we must continue to execute our business strategy. If we are unable to do so, we may need to refinance all or a portion of our indebtedness on or before maturity.

Our accounts receivable relate principally to a limited number of distributors, licensees, and other partners increasing our exposure to bad debts and counter-party risk which could potentially have a material adverse effect on our results of operations.

Substantial portions of our accounts receivable are from distributors of our programming; hosts/promoters of our live events; and licensees who produce consumer products utilizing our intellectual property. The concentration of our accounts receivable across a limited number of parties subjects us to individual counter-party and credit risk as these parties may breach our agreement, claim that we have breached the agreement, become insolvent and/or declare bankruptcy, delaying or reducing our collection of receivables or rendering collection impossible altogether. Certain of the parties are located overseas which may make collection efforts more difficult (including due to increased legal uncertainty) and, at times, collections may be economically unfeasible. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

There are inherent risks relating to WWE’s new leased corporate headquarters and media production facilities.

We have leased space in downtown Stamford, Connecticut, in which we plan to house substantially all of WWE’s operations, including its corporate headquarters and media production facilities. The scope of this project has changed somewhat. The initial move began in April 2023 and is expected to continue in phases through 2024. The buildout of this space has and will continue to involve substantial capital expenditure, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns would result in higher expenditures and could be disruptive of WWE’s operations, any of which could have a negative impact on our financial condition or results of operations. Moreover, it is possible that, once completed, the space may prove to be less conducive to WWE’s operations than is currently anticipated, resulting in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and result in an adverse impact on our financial condition or results of operations.

We could be subject to union-organizing and labor disruption, which could adversely affect our business.

Though our businesses are not subject to collective bargaining agreements, our businesses may be interrupted as a result of labor disputes by outside unions, or internal efforts, attempting to unionize one or more groups of employees. There have also been efforts to organize the athletes that participate in our events. A work stoppage or other labor disruption at one or more of our operated venues or at our promoted events could have an adverse effect on our business, financial condition, and results of operations. We cannot predict the effect that a potential work stoppage or other labor disruption would have on our business.

We may face labor shortages that could slow our growth.

The successful operation of our business depends upon our ability to attract, motivate, and retain a sufficient number of qualified employees. Shortages of labor may make it increasingly difficult and expensive to attract, train, and retain the services of a satisfactory number of qualified employees and could adversely impact our events and productions. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have an adverse effect on our business, financial condition, and results of operations.

We also rely on contingent workers in order to staff our live events and productions, and our failure to manage our use of such workers effectively could adversely affect our business, financial condition, and results of operations. We could potentially face various legal claims from contingent workers in the future, including claims based on new laws or stemming from allegations that contingent workers or employees are misclassified. We may be subject to shortages, oversupply, or fixed contractual terms relating to contingent workers. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

Exchange rates may cause fluctuations in our results of operations.

Because we derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. Dollar. We cannot, however, predict the effect of exchange rate fluctuations upon future operating results. Although we cannot predict the future relationship between the U.S. Dollar and the currencies used by our international businesses, principally the British Pound and the Brazilian Real, we experienced a foreign exchange rate net loss of $1.6 million for the nine months ended September 30, 2023.

Costs associated with, and our ability to, obtain insurance could adversely affect our business.

As a result of heightened concerns and challenges regarding property, casualty, liability, business interruption, cancellation, and other insurance coverage resulting from terrorist and related security incidents along with varying weather-related conditions and incidents, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost and with reasonable deductibles. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits and reasonable deductibles will not adversely impact our profitability, thereby possibly impacting our operating results and growth. We have a significant investment in equipment when holding live events at venues across the world, which are generally located near major cities and which hold events typically attended by a large number of people.

We cannot assure you that our insurance policy coverage limits, including insurance coverage for property, casualty, liability and business interruption losses, and acts of terrorism, would be adequate should one or multiple adverse events occur, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot assure you that adequate coverage limits will be available, offered at a reasonable cost, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our venues could have an adverse effect on our financial position and future results of operations if asset damage or company liability were to exceed insurance coverage limits, or if an insurer were unable to sufficiently or fully pay our related claims or damages.

Certain of our key operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We regularly review metrics, including the number of fans and social media followers of our businesses, to evaluate growth trends, measure our performance and make strategic decisions. Our methodologies for tracking these metrics are subject to certain limitations. In addition, we rely on data received from third parties, including third-party platforms, to track these metrics. Data from both such sources may include information relating to fraudulent accounts and interactions with our sites or the social media accounts of our businesses (including as a result of the use of bots, or other automated or manual mechanisms to generate false impressions that are delivered through our sites or our accounts). We have only limited abilities to verify data from our sites or third parties, and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity. Our methodologies for tracking such metrics may also change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the limitations of our methodologies or issues with the data received from third parties, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our metrics are not accurate representations of the reach of our brands, if we discover material inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate our metrics with a sufficient degree of accuracy and cannot find and adequate replacement for the metric, it could result in an adverse impact on our financial condition or results of operations.

Risks Related to Our Organization and Structure

We are a holding company whose principal assets are the TKO OpCo Units we hold in TKO OpCo and, accordingly, we are dependent upon distributions from TKO OpCo to pay taxes and other expenses.

We are a holding company whose principal assets are the TKO OpCo Units we hold in TKO OpCo. We will not have independent means of generating revenue. Because TKO OpCo is intended to be treated as a pass-through entity for U.S. federal income tax purposes, we and other members of TKO OpCo (or their indirect equity holders) generally are subject to U.S. federal income taxes on their allocable share of TKO OpCo’s taxable income or gain. As the sole managing member of TKO OpCo, we generally intend to cause TKO OpCo to make quarterly distributions to the members of TKO OpCo (or otherwise provide them with liquidity) in amounts sufficient to cover the taxes on their allocable share of the taxable income of TKO OpCo. However, there can be no assurance that TKO OpCo and its subsidiaries will generate sufficient cash flow to distribute funds to TKO Group Holdings to cover our taxes and other expenses or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. Subsidiaries of TKO OpCo are currently subject to debt instruments or other agreements that may restrict distributions from TKO OpCo’s subsidiaries and TKO OpCo’s ability to make distributions to us, which could adversely affect our cash flows, liquidity and financial condition.

As a result of (among other considerations) potential differences in the amount of net taxable income allocable to the members of TKO OpCo under applicable tax rules and the lower tax rate applicable to corporations (like us) as compared to individuals (certain individuals will own indirect interests in TKO OpCo and be subject to tax on income earned by TKO OpCo), it is anticipated that the tax distributions made by TKO OpCo to us may exceed the tax liabilities that we are required to pay on our allocable share of income of TKO OpCo. TKO OpCo’s payment of tax distributions to the members of TKO OpCo could result in the distribution of cash out of TKO OpCo that is in excess of what is required to permit the direct or indirect securityholders of TKO OpCo to pay their tax liabilities attributable to their direct or indirect ownership of TKO OpCo, which could have an adverse effect on TKO OpCo’s liquidity.

We will have discretion on how to utilize cash distributed to us (including tax distributions) that is in excess of cash actually required to pay our taxes or other costs and expenses as a public company, including retaining such cash, loaning such cash to TKO OpCo or distributing such cash. No adjustments to the exchange ratio for TKO OpCo Units and corresponding shares of our Class B common stock will be made as a result of any loans made by us to TKO OpCo or as a result of any retention of cash by us. To the extent we do not distribute any cash we hold and instead, for example, holds such cash balances, or lend them to TKO OpCo or TKO OpCo’s subsidiaries, this may result in shares of our Class A common stock increasing in value relative to the value of TKO OpCo Units. The holders of TKO OpCo Units may benefit from any value attributable to such cash balances if they acquire shares of our Class A common stock in exchange for their TKO OpCo Units.

In addition to the foregoing, it is also possible that in certain situations we may not receive distributions from TKO OpCo sufficient to pay our tax liabilities attributable to our allocable share of income and gain of TKO OpCo. In such situations, TKO OpCo may loan cash to us to enable us to pay our tax liabilities, and TKO OpCo may charge us interest on any such loans in an amount up to 50 basis points in excess of TKO OpCo’s current cost of debt capital. These loans could affect our liquidity and adversely affect our financial results and condition.

We are controlled by Endeavor. The interests of Endeavor may differ from the interests of other stockholders of TKO Group Holdings.

As of September 30, 2023, subsidiaries of Endeavor collectively own approximately 51.9% of the voting power of TKO and 51.9% of the economic interests in TKO OpCo. Under the Governance Agreement, dated as of September 12, 2023, by and among the Company, Endeavor, certain Endeavor subsidiaries, TKO OpCo, and Vincent McMahon (the “Governance Agreement”), Endeavor may acquire additional shares of our common stock up to an aggregate of 75% of economic or voting interest in TKO or TKO OpCo without the approval of a majority of the independent directors of our Board.

Endeavor will also conduct various administrative and operational functions of the Company pursuant to the Services Agreement. The provision of these services will provide Endeavor significant influence over the daily operations and internal functions of the Company.

Subject to consent rights and applicable agreements, including the Governance Agreement, Endeavor will have the ability to substantially control us, including the ability to control any action requiring the general approval of our stockholders, including the election of a majority of our Board members, the adoption of amendments to our certificate of incorporation and stockholder amendments to our bylaws, and the approval of any merger or sale of substantially all of our assets, subject to the terms of the Governance Agreement relating to Endeavor’s agreement to vote in favor of the director nominees not designated by Endeavor.

This concentration of ownership and voting power may also delay, defer, or even prevent an acquisition by a third party or other change of control of the Company, and may make some transactions more difficult or impossible without the support of Endeavor, even if such events are in the best interests of minority stockholders. This concentration of voting power may have a negative impact on the price of our Class A common stock.

Endeavor’s interests may not be fully aligned with holders of our Class A common stock, which could lead to actions that are not in their best interest, because Endeavor holds its economic interest in the business through TKO OpCo, rather than through TKO. For example, Endeavor and subsidiaries of Endeavor may have different tax positions from us, which could influence Endeavor’s decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration tax or other considerations relevant to Endeavor or its subsidiaries even where no similar considerations would apply to us. The significant ownership in the Company held by Endeavor’s subsidiaries, as well as the ability of Endeavor’s subsidiaries to control certain operations of the Company pursuant to the Services Agreement and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. Endeavor also operates a number of businesses through its subsidiaries that may compete with, or may otherwise conflict with the interests of the Company, or be party to agreements or engaged in activities that prevent us from performing certain business activities or owning certain assets.

Section 203 of the DGCL (“Section 203”) may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our amended and restated certificate of incorporation not to be subject to Section 203. Endeavor, Mr. McMahon and their respective affiliates and direct and indirect transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, Endeavor, Mr. McMahon and their respective affiliates renounce any interest or expectancy in a transaction or matter that may be a corporate opportunity for the Company and our non-employee directors have no duty to present such corporate opportunity to us and they may invest in competing businesses or do business with our clients or customers. To the extent that our non-employee directors invest in other businesses, they may have differing interests than our other stockholders. In addition, we may in the future partner with or enter into transactions with existing investors or their affiliates, including with respect to future investments, acquisitions, and dispositions.

We cannot predict the impact our capital structure and the concentrated control by Endeavor may have on our stock price or our business.

We cannot predict whether our multiple share class capital structure, combined with the concentrated control by Endeavor, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indices are considering whether to exclude companies with multiple share classes from their membership. For example, in July 2017, FTSE Russell, a provider of widely followed stock indices, stated that it plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. As a result, our Class A common stock will likely not be eligible for this stock index. We will not be able to assure you that other stock indices will not take a similar approach to FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

If Endeavor or its subsidiaries sell a controlling interest in us to a third party in a private transaction, we may become subject to the control of a presently unknown third party.

Endeavor’s subsidiaries own a controlling equity interest in us. Endeavor has the ability, should it choose to do so, to sell some or all of its subsidiaries’ shares of our capital stock (or shares of our capital stock that Endeavor’s subsidiaries may obtain) in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of the Company. Further, the distribution or sale by Endeavor’s subsidiaries of a substantial number of shares, even if not a controlling interest, or a perception that a distribution or such sales could occur, could significantly reduce the market price of our Class A common stock.

If Endeavor’s subsidiaries privately sell a controlling interest in the Company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Endeavor’s subsidiaries sell a controlling interest in us to a third party, our future indebtedness may be subject to acceleration, Endeavor may terminate certain other arrangements, and our other commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have an adverse effect on our operating results and financial condition.

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of NYSE rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.

Endeavor controls more than 50% of our combined voting power for the election of directors on our Board. As a result, we are considered a “controlled company” for the purposes of NYSE rules and corporate governance standards, and therefore are permitted to, and intend to, elect not to comply with certain corporate governance requirements of the NYSE, including, for example, the requirement to establish a nominating and corporate governance committee composed entirely of independent directors. For so long as we remain a “controlled company,” we may at any time and from time to time, utilize any or all of the applicable governance exemptions available under the NYSE rules. Accordingly, holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of NYSE, and the ability of our independent directors to influence our business policies and affairs may be reduced. We expect to remain a “controlled company” until Endeavor no longer controls more than 50% of our combined voting power.

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), our management is required to provide a report on our internal control over financial reporting, including an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm, beginning with our second Annual Report on Form 10-K as a public company. To achieve compliance with Section 404 of the Sarbanes-Oxley Act, we will engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes- Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

WWE’s internal control over financial reporting was not effective in 2022 as a result of identifying multiple material weaknesses, which could have an adverse impact on our business and our Class A common stock.

In 2022, prior to the consummation of the Transactions, WWE identified material weaknesses in its internal control over financial reporting and began remediation efforts. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a public reporting company, we are required to establish and periodically evaluate procedures with respect to our internal control over financial reporting, which includes our consolidated subsidiaries.

If we fail to implement and maintain effective internal control over financial reporting or disclosure controls and procedures, there could be errors in our annual or interim consolidated financial statements and could cause us to fail to meet our reporting obligations, which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.

Our amended and restated certificate of incorporation and bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board. These provisions, which may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following:

•advance notice requirements for stockholder proposals and director nominations;

•provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent; and

•the ability of the Board to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by the Board.

These provisions of our certificate of incorporation and bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A common stock in the future, which could reduce the market price of our Class A common stock.

The provisions of our amended and restated certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits and the federal district courts of the United States for the resolution of any complaint asserting a cause of action under the Securities Act may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, (A) the Court of Chancery of the State of Delaware be the sole and exclusive forum for (i) any derivative action, lawsuit or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer, agent or other employee or stockholder of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the amended and restated certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein or, if such court does not have subject matter jurisdiction thereof, the federal district court located in the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

UFC has no history of operating as a publicly traded company separate from Endeavor and has no history of operating with WWE as a combined publicly traded company. The historical financial information of the two businesses and information regarding the combined business prior to the consummation of the Transactions, therefore, is not necessarily representative of the results that we would have achieved as a combined, publicly traded company and may not be a reliable indicator of our future results.

The historical information about UFC herein refers to its businesses as operated by and integrated with Endeavor. The historical financial information included herein and information regarding the combined business prior to the consummation of the Transactions is derived from the consolidated financial statements and accounting records of WWE and, with respect to UFC, Endeavor. Accordingly, this financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

Prior to the Transactions, UFC’s businesses have been operated by Endeavor as part of Endeavor’s broader corporate organization integrated with the other businesses of Endeavor, rather than as a separate, publicly traded company. Endeavor and its affiliates supported UFC in various corporate functions such as legal, treasury, accounting, auditing, human resources, corporate affairs and finance. Our historical financial results reflect allocations of corporate expenses from Endeavor for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate, publicly-traded company. Following the Transactions, including the business combination, the cost related to such functions previously performed by Endeavor, or such functions that are performed by Endeavor pursuant to the Services Agreement, may therefore increase. Historically, UFC and Endeavor have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although similar economies of scale and scope may exist as a combined company with WWE, and although we have entered into transition agreements with Endeavor, including the Services Agreement, these arrangements may not fully capture the benefits that UFC had enjoyed as a result of being integrated with Endeavor and may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition.

We may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. Our cost of capital for our business may be higher than Endeavor’s or WWE’s cost of capital prior to the Transactions, including the business combination.

As a public company, our costs may be significant, and the regular operations of our business may be disrupted.

We expect to incur significant additional legal, accounting, reporting, and other expenses as a result of having publicly traded common stock, including, but not limited to, increased costs related to auditor fees, legal fees, directors’ fees, directors and officers insurance, investor relations, and various other costs. We also expect to incur incremental costs associated with corporate governance requirements, including requirements under the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules implemented by the SEC and the Public Company Accounting Oversight Board. Compliance with these rules and regulations will make some activities more difficult, time-consuming, and costly, and, as a result, may place a strain on our systems and resources. Moreover, the additional demands associated with being a public company may disrupt the regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest and intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, which could have an adverse effect on our business, financial condition, and results of operations.

The competitive opportunity provisions in our certificate of incorporation could enable certain directors, principals, officers, employees, members and/or other representatives of Endeavor, Mr. McMahon or their respective affiliates to benefit from competitive opportunities that might otherwise be available to us.

Our certificate of incorporation provides that, to the fullest extent permitted by law, we renounce any interest or expectancy in a transaction or matter that may be a competitive opportunity for certain directors, principals, officers, employees, members and/or other representatives of Endeavor, Mr. McMahon or their respective affiliates (the “Identified Persons”) (other than in their capacities as directors of TKO Group Holdings), and such Identified Persons have no duty to refrain from directly or indirectly (1) participating or otherwise engaging in any competitive opportunity, (2) otherwise competing with us or any of our controlled affiliates, (3) otherwise doing business or transacting with any potential or actual customer, supplier or other business relation of us or any of our controlled affiliates or (4) otherwise employing or engaging any officer, employee or other service provider of ours or any of our controlled affiliates. In addition, the Identified Persons have no duty to present any such competitive opportunity to us. To the extent that the Identified Persons engage in any of the foregoing actions, they may have differing interests than our other stockholders.

Our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Endeavor. Also, certain of Endeavor’s current executive officers are our directors and officers, which may create conflicts of interest or the appearance of conflicts of interest.

Because of their current or former positions with Endeavor, certain of our executive officers and directors own equity interests in Endeavor. Continuing ownership of shares of Endeavor capital stock and equity awards could create, or appear to create, potential conflicts of interest if we and Endeavor face decisions that could have implications for both Endeavor and us. In addition, certain of Endeavor’s current executive officers and directors are also our executive officers and directors, and this could create, or appear to create, potential conflicts of interest when we and Endeavor encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such officers’ or directors’ time between Endeavor and us.

Endeavor and subsidiaries of Endeavor may compete with us.

Endeavor and subsidiaries of Endeavor will not be restricted from competing with us, other than as contractually agreed upon. Endeavor has agreed that until the later of September 12, 2028 or six months following Endeavor’s ceasing to beneficially own more than 20% of the voting power of the then-outstanding shares of our common stock, Endeavor and its controlled affiliates (other than UFC and its subsidiaries) will not (1) other than de minimis passive investments, acquire or invest in any competitive wrestling league or professional mixed martial arts league that is competitive with us or (2) represent any competitive wrestling league, any athlete or wrestling talent in respect of their contractual relationship with us or its subsidiaries or any former wrestling talent of WWE in respect of their contractual relationship with any competitive wrestling league.

If Endeavor in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.

Combining the businesses of WWE and UFC may be more difficult, time-consuming or costly than expected, and the actual benefits of combining the businesses of WWE and UFC may be less than expected, either or both of which may adversely affect our future results.

The anticipated benefits from the completion of the Transactions, including the business combination, may not be achieved if the businesses of WWE and UFC are not successfully combined. WWE and UFC have been operated as independent businesses, and our management may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at WWE and UFC, managing the increased scale and scope of the combined businesses, identifying and eliminating duplicative programs, and retaining key personnel. If TKO Group Holdings as a combined company is not successfully integrated, the anticipated benefits of the Transactions, including the business combination, may not be realized fully or at all or may take longer to realize than expected. Actual synergies, if achieved, may be less than expected and may take longer to achieve than anticipated.

The integration of the businesses of WWE and UFC may also be complex and time consuming and require substantial resources and effort. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized as a result. The integration process and other disruptions resulting from the Transactions, including the business combination, may also disrupt WWE’s or UFC’s ongoing businesses operations and/or adversely affect WWE’s or UFC’s relationships with employees, customers, clients, partners, regulators and others with whom WWE and UFC have business or other dealings. Such consequences of the integration process may adversely affect our business and results of our operations.

The terms of TKO OpCo’s Services Agreement with Endeavor may be more favorable than TKO OpCo would be able to obtain from an unaffiliated third party. If TKO OpCo were to cease being a subsidiary of Endeavor, TKO OpCo may be unable to replace the services Endeavor provides in a timely manner or on comparable terms.

Endeavor and certain of its affiliates, on the one hand, and TKO OpCo, on the other hand, are party to the Services Agreement, pursuant to which Endeavor and TKO OpCo agreed to provide each other with certain specified services following the completion of the Transactions, including the business combination, including services relating to content, events, gaming rights, marketing, sponsorship, accounting, employee benefits, information technology, legal support and communications. The Services Agreement has a term of seven years, subject to successive automatic 12-month renewal terms, unless Endeavor provides written notice of its intent not to renew.

While Endeavor will be contractually obligated to provide TKO OpCo with certain specified services during the term of the Services Agreement, TKO OpCo cannot be assured that these services will be sustained at the same level after the expiration or termination of such Services Agreement, or that TKO OpCo will be able to replace these services in a timely manner or on comparable terms. If these services are no longer procured from Endeavor, or if certain arrangements with Endeavor are terminated, TKO OpCo’s costs of procuring those services from third parties may increase. The Services Agreement also contains terms and provisions that may be more favorable to TKO OpCo than terms and provisions TKO OpCo might have obtained in arm’s-length negotiations with unaffiliated third parties.

Risks Related to Our Class A Common Stock

An active trading market for our Class A common stock may not develop and you may not be able to sell your shares of Class A common stock.

Although we have listed our Class A common stock on the NYSE, an active trading market may never develop or be sustained. If an active market for our Class A common stock does not develop or is not sustained, it may be difficult for you to sell shares at an attractive price or at all.

The market price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all.

The market price for our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•trends and changes in consumer preferences in the industries in which we operate;

•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer and advertising marketplaces;

•changes in key personnel;

•our entry into new markets;

•changes in our operating performance;

•investors’ perceptions of our prospects and the prospects of the businesses in which we participate;

•fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;

•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•announcements relating to litigation;

•guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance;

•changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;

•downgrades in our credit ratings or the credit ratings of our competitors;

•the development and sustainability of an active trading market for our Class A common stock;

•investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•the inclusion, exclusion, or deletion of our Class A common stock from any trading indices;

•future sales of our Class A common stock by our officers, directors, and significant stockholders;

•other events or factors, including those resulting from system failures and disruptions, hurricanes, pandemics, wars, acts of terrorism, other natural disasters, or responses to such events;

•changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine, acts of terrorism, and pandemics or other public health crises;

•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and

•changes in accounting principles.

The market price also may decline if we do not achieve the perceived benefits of the Transactions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Transactions on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. These and other factors may lower the market price of our Class A common stock, regardless of its actual operating performance. As a result, our Class A common stock may trade at prices significantly below the price at which shares were purchased.

In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Because we do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future (except as otherwise noted below), capital appreciation, if any, may be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our Class A common stock to provide dividend income. Pursuant to the Transaction Agreement, the WWE designated directors serving on our Board of Directors were permitted to declare, set a record date for and pay a one-time special dividend on shares of TKO Class A common stock, which was declared on September 13, 2023 for $3.86 per share, and paid on September 29, 2023 to the stockholders of our Class A common stock of record as of September 22, 2023. With the exception of this special dividend and any potential quarterly distributions described below, we currently intend to retain our future earnings, if any, to fund the development and growth of our business.

To the maximum extent permitted by law, TKO Group Holdings expects to make quarterly distributions of cash received from TKO OpCo in excess of cash required for TKO Group Holdings’ taxes or other costs or expenses, unless a majority of the Board determines that TKO OpCo has a bona fide need for such cash (e.g., potential acquisitions) and determines to loan such excess cash to TKO OpCo at market rates. Such determination is based on a number of considerations, including, but not limited to, TKO Group Holdings’ results of operations and capital management plans, the market price of our Class A common stock, the availability of funds to TKO Group Holdings, industry practice and other factors deemed relevant by the Board. In addition, TKO Group Holdings’ ability to pay distributions and the amount of any distributions ultimately paid in respect of our common stock is, in each case, subject to TKO Group Holdings receiving funds, directly or indirectly, from its operating subsidiaries, including the operating subsidiaries of TKO OpCo. Furthermore, the ability of the operating subsidiaries of TKO OpCo to make distributions to TKO Group Holdings depends on the satisfaction of applicable state law and is subject to any covenants and restrictions in existing agreements with respect to such distributions, and the ability of TKO OpCo to receive distributions from its own subsidiaries will continue to depend on applicable state law with respect to such distributions.

In addition, the terms of the Credit Facilities restrict our ability to pay dividends, and the terms of any future debt agreements we may elect to utilize are likely to contain similar restrictions. As a result, except as otherwise noted above, capital appreciation, if any, of our Class A common stock may be your sole source of gain for the foreseeable future and there can be no guarantee that you will receive dividends. Investors seeking cash dividends should not purchase our Class A common stock.

You will be diluted by the future issuance of our Class A common stock or securities convertible into our Class A common stock, in connection with the conversion of the Convertible Notes, or issuances under our incentive plans, for acquisitions, for capital raises or otherwise.

We expect to issue additional shares of Class A common stock, including, without limitation, in connection with the issuance of shares of Class A common stock upon the conversion of our Convertible Notes. Issuing additional shares of our capital stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both.

In the future, we may also issue additional securities in connection with investments, acquisitions or capital-raising activities, which could constitute a material portion of our then-outstanding shares of Class A common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Any shares of Class A common stock that we issue will have a dilutive effect on the number of outstanding shares of Class A common stock. Our decision to issue securities in the future will depend on market conditions and other factors beyond our control.

Risks Related to Tax Matters

Tax matters may cause significant variability in our financial results.

Our businesses, conducted through TKO OpCo and its subsidiaries, will be subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate may vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income, pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates, increases or decreases to valuation allowances that need to be recorded against deferred tax assets, tax audits conducted and settled by various tax authorities, adjustments to income taxes upon finalization of income tax returns, the ability to claim foreign tax credits, and changes in tax laws and their interpretations in countries in which we will be subject to taxation.

TKO OpCo may be required to pay additional taxes as a result of the partnership audit rules.

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships, including entities such as TKO OpCo that are taxed as partnerships. Under these rules (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. Although there are uncertainties in how these rules will continue to be implemented, they could result in TKO OpCo (or any of its applicable subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and TKO Group Holdings, as a direct or indirect member of TKO OpCo (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment (and even though we may not have even been an equity holder of TKO OpCo during the taxable period for which the relevant audit adjustment is imposed).

Under certain circumstances, TKO OpCo may be eligible to make an election (a “Push Out Election”) to cause holders of equity interests in TKO OpCo to take into account the amount of any taxes attributable to any tax audit adjustment, including any interest and penalties, in accordance with such holders’ interest in TKO OpCo in the year under audit.

With respect to taxable periods beginning after the closing of the transactions contemplated by the Transaction Agreement, we will decide whether to cause TKO OpCo to make a Push Out Election in our discretion. If TKO OpCo does not make this election, the then-current holders of TKO OpCo Units (including the EDR subscribers, as applicable) would economically bear the burden of the understatement even if such holders had a different percentage interest in TKO OpCo during the year under audit, unless, and only to the extent, TKO OpCo recovers such amounts from current or former impacted holders of TKO OpCo. Similar rules will also apply with respect to any of TKO OpCo’s subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes.

With respect to taxable periods (or portions thereof) of TKO OpCo or its subsidiaries ending on or prior to the transactions contemplated by the Transaction Agreement, Endeavor OpCo will have the ability to prevent TKO OpCo or such subsidiaries from making (or causing to be made) any Push Out Election, as further described below. The failure to make such election could result in TKO Group Holdings bearing liabilities with respect to such audit adjustment even though TKO Group Holdings may not have owned any interest in TKO OpCo during the audited period and could adversely affect TKO Group Holdings’ liquidity and financial condition.

TKO OpCo has agreed to indemnify Endeavor OpCo (and its affiliates and direct and indirect owners) and TKO Group Holdings for certain tax liabilities attributable to taxable periods (or portions thereof) ending on or prior to the closing of the transactions contemplated by the Transaction Agreement, and this indemnification could adversely affect the liquidity and financial condition of TKO OpCo and TKO Group Holdings.

Under the terms of the Transaction Agreement, TKO OpCo has generally agreed to indemnify Endeavor OpCo and its affiliates and direct and indirect equity holders for tax liabilities attributable to the business conducted by TKO OpCo and its subsidiaries for taxable periods ending on or prior to the closing of the transactions contemplated by the Transaction Agreement, subject to certain exceptions. TKO OpCo has also generally agreed to indemnify TKO Group Holdings and its affiliates for tax liabilities attributable to WWE and its subsidiaries for taxable periods ending on or prior to the closing of the transactions contemplated by the Transaction Agreement, subject to certain exceptions. These indemnification obligations will subject the equity holders of TKO Group Holdings to risks and potential exposures attributable to the business conducted by TKO OpCo for periods prior to the time that TKO Group Holdings acquired an interest in TKO OpCo, and to exposure for income taxes otherwise payable by TKO OpCo’s former equity owners. In addition, Endeavor OpCo will have the ability to prevent TKO OpCo from making a Push Out Election in connection with pre-closing tax audits of TKO OpCo and its subsidiaries attributable to periods (or portions thereof) ending on or prior to the closing of the transactions contemplated by the Transaction Agreement. Endeavor OpCo’s interests in connection with such election will differ from those of TKO Group Holdings, as a failure to make such election could result in TKO Group Holdings bearing tax liabilities that would, if such election were made, be borne by TKO OpCo’s former equity owners. Any tax liabilities that are subject to indemnification by TKO OpCo could adversely affect the liquidity and financial position of TKO OpCo and TKO Group Holdings.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not our stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. If we were to conduct repurchases of our stock or other transactions covered by the excise tax described above, we could potentially be subject to this excise tax, which could increase our costs and adversely affect our operating results.

Future changes to U.S. and foreign tax laws could adversely affect us.

The G20, the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates will do business have had an extended focus on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. As a result, the tax laws in the United States and other countries in which we and our affiliates will do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on its worldwide tax liabilities, business, financial condition, and results of operations.

General Risk Factors

If securities or industry analysis publish inaccurate or unfavorable research about us or our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our Class A common stock or publishes inaccurate or unfavorable research about us or our business, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price and trading volume to decline. In addition, if our operating results fail to meet the expectations of securities analysts, our stock price would likely decline.

Our business may involve potential internal conflicts of interest due to the breadth and scale of our platform.

We have to manage actual and potential internal conflicts of interest in our business due to the breadth and scale of our platform. Different parts of our business may have actual or potential conflicts of interest with each other, including our media production, events production, owned sports properties, sponsorship, and content development businesses. Although we attempt to manage these conflicts appropriately, any failure to adequately address or manage internal conflicts of interest could adversely affect our reputation, and the willingness of third parties to work with us may be affected if we fail, or appear to fail, to deal appropriately with actual or perceived internal conflicts of interest, which could have an adverse effect on our business, financial condition, and results of operations. For more information regarding potential conflicts of interest related to our status as a “controlled company,” see “—We are controlled by Endeavor. The interests of Endeavor may differ from the interests of other stockholders of TKO Group Holdings.”

We could face a variety of risks if we expand into other new and complementary businesses and/or make certain investments or acquisitions.

We have entered into new or complementary businesses and made equity and debt investments in other companies in the past and plan to continue to do so in the future. We may also enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances. Risks of this expansion and/or these investments and transactions may include, among other risks: unanticipated liabilities or contingencies including counter-party risks such as inadvertent breaches or collection difficulties; potential diversion of management’s attention and other resources, including available cash, from our existing businesses; loss on investments due to poor performance by the business invested in; inability to integrate a new business successfully; revaluations of debt and equity investments as well as market, credit and interest-rate risks (any of which could result in impairment charges and other costs); competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs, all of which could affect our business, financial condition and operating results.

We will share control in joint venture projects, other investments, and strategic alliances, which will limit our ability to manage third-party risks associated with these projects.

We may participate in joint ventures, other non-controlling investments, and strategic alliances in the future. In these joint ventures, investments, and strategic alliances, we may have shared control over the operation of the assets and businesses. As a result, such investments and strategic alliances may involve risks such as the possibility that a partner in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our partners, or our partners could take binding actions without our consent. Consequently, actions by a partner or other third party could expose us to claims for damages, financial penalties, additional capital contributions, and reputational harm, any of which could have an adverse effect on our business, financial condition, and results of operations.

Preparing our financial statements will require us to have access to information regarding the results of operations, financial position, and cash flows of our joint ventures and other investments. Any deficiencies in our internal controls over financial reporting may affect our ability to report our financial results accurately or prevent or detect fraud. Such deficiencies also could result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our Class A common stock. Additionally, if our joint ventures and other investments are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or timely file our periodic reports.

Increasing scrutiny of, and evolving expectations for, sustainability and environmental, social, and governance initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

We, as with other companies, may face increasing scrutiny related to our environmental, social and governance (“ESG”) practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. While we may at times engage in voluntary initiatives, such initiatives may be costly and may not have the desired effect. For example, we may not ultimately be able to achieve any initiatives or commitments we undertakes due to cost, technological constraints, or other factors outside of our control. Moreover, actions or statements that we may take based on expectations or assumptions that we believe to be reasonable at the time made may subsequently be determined to be erroneous or be subject to misinterpretation. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our business, brand or reputation may be negatively impacted and subject to investor or regulator engagement regarding such matters. Furthermore, some market participants, including major institutional investors, may also use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Operating in more than one jurisdiction may make our compliance with any applicable ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also cause additional impacts on our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

Issuance of Capital Stock

Subject to the terms of the Transaction Agreement, the aggregate consideration paid to WWE stockholders was 83,161,123 shares of TKO Class A common stock in exchange for their previously held WWE securities.

Other than the shares of TKO Class A common stock registered by the Registration Statement on Form S-4 (File No. 333-271893) filed by the Company, which was declared effective by the SEC on August 22, 2022, the securities issued in connection with the Transaction Agreement have not been registered under the Securities Act in reliance on an exemption from registration provide by Section 4(a)(2) or other applicable section of the Securities Act.

Equity Award Grants

In September 2023, we assumed (i) an aggregate of 1,011,215 outstanding restricted stock units covering TKO Class A common stock and (ii) an aggregate of 661,650 outstanding performance stock units covering TKO Class A common stock, granted under the WWE 2016 Omnibus Incentive Plan as a result of the consummation of the Transactions on September 12, 2023.

In September 2023, we granted restricted stock units covering 459,415 shares of TKO Class A common stock to certain employees and non-employee directors pursuant to the TKO Group Holdings, Inc. 2023 Incentive Award Plan.

None of the transactions listed above involved any underwriters, underwriting discounts or commissions, or any public offering.

Item 5. Other Information

(a) We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Employment Agreement with Mr. Schleimer

The Company entered into an employment agreement with Mr. Schleimer on November 5, 2023 (the “Schleimer Employment Agreement”). The following represents a summary of the material terms of the Schleimer Employment Agreement.

The term of the Schleimer Employment Agreement will expire on December 31, 2026. The Schleimer Employment Agreement provides that Mr. Schleimer shall serve as Chief Financial Officer and will report to the Company’s President or Chief Operating Officer or any successor position thereto.

Mr. Schleimer’s employment agreement provides for an annual base salary of $2,000,000, subject to increase from time to time as approved by the Company’s board of directors or such other party to which the board of directors has delegated power and authority from time to time (the “Governing Body”).

For fiscal year 2023, Mr. Schleimer will be eligible to receive a cash bonus, which amount will be determined by the Governing Body. Beginning in fiscal year 2024 and during the remainder of the term of the Schleimer Employment Agreement, Mr. Schleimer will be eligible to receive an annual bonus with a target bonus amount equal to $2,000,000. The amount of the annual bonus will be based on the achievement of performance metrics based on Company performance (including EBTIDA), as determined by the Governing Body in good faith.

On or promptly following November 5, 2023, Mr. Schleimer will be entitled to receive an equity award of restricted stock units (the “Initial Equity Award”) with a value of approximately $3,000,000 that will vest in three equal installments on each of December 31, 2024, December 31, 2025 and December 31, 2026, subject to Mr. Schleimer’s continued employment through each applicable vesting date. In addition, in respect of fiscal year 2023 and each fiscal year commencing during the remainder of the term of the Schleimer Employment Agreement, Mr. Schleimer will be eligible to receive an annual equity award in respect of each such fiscal year, with a target equity award amount equal to $1,506,849 in respect of fiscal year 2023 and $5,000,000 in respect of each such fiscal year thereafter. The amount of each equity award will be based on the achievement of performance metrics, continued service and/or other criteria, as determined by the Governing Body in good faith, and each equity award is expected to consist of restricted stock units or similar awards that vest in three equal installments on each of the one-year, two-year and three-year anniversaries of the date of issuance, subject to Mr. Schleimer’s continued employment through each applicable grant and vesting date.

If Mr. Schleimer’s employment is terminated without “cause” (as defined in the Schleimer Employment Agreement) or due to a resignation for “good reason” (as defined below) prior to the end of his term, he is entitled to (i) payment of an amount equal to one and one-half times his annual base salary, payable during the period commencing on the date of termination and ending on the twelve month anniversary of the date of termination, and (ii) an amount equal to his target bonus for each calendar year commencing with the calendar year in which the date of termination occurs and ending on the eighteen month anniversary of the date of termination (prorated for any partial year). For Mr. Schleimer, “good reason” means, the occurrence of, without Mr. Schleimer’s consent, the breach by the Company of any terms under Mr. Schleimer’s employment agreement. Notwithstanding the foregoing, if Mr. Schleimer’s employment is terminated without “cause” or due to a resignation for “good reason” prior to the end of his term and within two years following a “change of control” (as defined in the Company’s 2023 Incentive Award Plan), he will be entitled to (i) payment of an amount equal to two times his annual base salary, payable during the period commencing on the date of termination and ending on the twelve month anniversary of the date of termination, and (ii) an amount equal to his target bonus for each calendar year commencing with the calendar year in which the date of termination occurs and ending on the twenty-four month anniversary of the date of termination (prorated for any partial year).

If, before the end of Mr. Schleimer’s term, the Company fails to give Mr. Schleimer a bona fide offer of employment that provides compensation that is substantially comparable to the annual cash and equity compensation provided under his employment agreement (excluding the Initial Equity Award), and Mr. Schleimer’s employment is then either terminated by the Company without cause or by Mr. Schleimer for any reason within the thirty day period following the end of the employment term (an “Employer Non-Renewal”), Mr. Schleimer shall be entitled to payment of an amount equal to his annual base salary, payable during the period commencing on the date of termination and ending on the twelve month anniversary of the date of termination.

Further, if Mr. Schleimer’s employment is terminated by the Company without cause or due to a resignation for good reason prior to the end of his employment term, or if Mr. Schleimer’s employed is terminated by the Company without cause in connection with an Employer Non-Renewal, any unvested portion of Mr. Schleimer’s equity awards that are subject solely to vesting based on continued service will accelerate and vest in full.

If Mr. Schleimer’s employment is terminated due to death or disability prior to the end of his term, he shall be entitled to payment of his target bonus for the year in which termination occurs, pro-rated for the portion of such year in which he was employed.

The Schleimer Employment Agreement includes confidentiality and assignment of intellectual property provisions and a six-month post-termination non-compete covenant, provided that, to the extent Mr. Schleimer’s employment is terminated due to a resignation without good reason or following the end of the employment term (other than due to an Employer Non-Renewal) and the Company desires to enforce the post-termination non-compete covenant, the Company must provide Mr. Schleimer with a supplemental payment equal to six months of base salary.

Any severance that Mr. Schleimer is entitled to receive upon his termination by the company without cause, due to a resignation for good reason or, due to an Employer Non-Renewal and any supplemental payment that Mr. Schleimer is entitled to receive in connection with enforcement of his post-termination non-compete covenant are subject to Mr. Schleimer’s execution and non-revocation of a release of claims for the benefit of the Company.

Mr. Schleimer’s employment agreement provides that, if any payments to Mr. Schleimer would be considered “excess parachute payments” under Section 280G of the Code and subject to excise taxes under Section 4999 of the Code, such payments will be reduced to the extent such reduction would provide a greater net after-tax benefit to Mr. Schleimer in relation to the net after-tax benefit to Mr. Schleimer if all such payments had been made.

The foregoing summary of the Schleimer Employment Agreement is not complete and is qualified in its entirety by reference to the Schleimer Employment Agreement, a copy of which is attached hereto as Exhibit 10.8 and incorporated herein by reference.

(b) None.

(c) During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023
3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023
3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023
4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023
4.2	Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016.	8-K	001-16131	4.1	12/16/2016
4.3	Form of 3.375% Convertible Senior Note due 2023.	8-K	001-16131	4.1	12/16/2016
4.4	First Supplemental Indenture, among World Wrestling Entertainment, Inc., New Whale Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16131	4.2	09/12/2023
10.1	Amended and Restated Operating Agreement of TKO Operating Company, LLC.	8-K	001-41797	10.1	09/12/2023
10.2	Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital HoldCo, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., and Vince McMahon.	8-K	001-41797	10.2	09/12/2023
10.3#	Services Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc. and TKO Operating Company, LLC.	8-K	001-41797	10.3	09/12/2023
10.4	Form of Indemnification Agreement.	8-K	001-41797	10.15	09/12/2023
10.5	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Ariel Emanuel.	8-K	001-41797	10.16	09/12/2023
10.6	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Mark Shapiro.	8-K	001-41797	10.17	09/12/2023
10.7	Offer Letter by and between TKO Group Holdings, Inc. and Seth Krauss, dated September 12, 2023.	S-1	333-274541	10.19	09/15/2023
10.8	Term Employment Agreement, dated as of November 5, 2023, by and between TKO Group Holdings, Inc. and Andrew Schleimer.					*
10.9	Stockholders Agreement, dated April 2, 2023, by and between Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-40373	10.1	04/03/2023
10.10	TKO Group Holdings, Inc. 2023 Incentive Award Plan.	S-8	333-274480	4.3	09/12/2023
10.11	Form of Stock Option Grant Notice and Stock Option Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan.	8-K	001-41797	10.20	09/12/2023
10.12	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Sell to Cover).	8-K	001-41797	10.21	09/12/2023
10.13	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Net Settlement).	8-K	001-41797	10.22	09/12/2023
10.14	World Wrestling Entertainment, Inc. 2016 Omnibus Incentive Plan.	DEF 14A	001-16131	Annex A	03/11/2016
10.15	Non-Employee Director Compensation Policy.	S-1	333-274541	10.24	09/15/2023

10.16	First Lien Credit Agreement dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and issuing bank, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Bank USA, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and KKR Capital Markets LLC as co-documentation agents.	S-1	333-254908	10.10	03/31/2021
10.17	First Refinancing Amendment, dated as of February 21, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.11	03/31/2021
10.18	First Lien Incremental Term Facility Amendment, dated as of April 25, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent and the initial First Additional Term B Lender.	S-1	333-254908	10.13	03/31/2021
10.19	Third Amendment dated as of March 26, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.14	03/31/2021
10.20	Fourth Amendment dated April 29, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.15	03/31/2021
10.21	Fifth Amendment dated September 18, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.16	03/31/2021
10.22	Sixth Amendment dated June 15, 2020, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.18	03/31/2021
10.23	Second Refinancing Amendment dated as of January 27, 2021, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.12	03/31/2021
10.24	Eighth Amendment, dated October 27, 2021, to the First Lien Credit Agreement, dated as of August 18, 2016 among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	8-K	001-40373	10.1	10/27/2021
10.25	Third Refinancing Amendment dated as of April 10, 2023, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-40373	10.4	05/09/2023
10.26#	Tenth Amendment, dated as of June 26, 2023, to the First Lien Credit Agreement, dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	10-Q	001-40373	10.6	08/08/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.	*

* Filed herewith.

** Furnished herewith.

# Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TKO GROUP HOLDINGS, INC.

Date:	November 7, 2023	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ SHANE KAPRAL
Shane Kapral
Chief Accounting Officer
(principal accounting officer and authorized
signatory)