Form 10-K
period 2023-12-31
TKO Group Holdings, Inc.
filed 2024-02-27
CIK 1973266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________________________________________

FORM 10-K

___________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The registrant was not a public company as of June 30, 2023, the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the New York Stock Exchange on September 12, 2023.

As of January 31, 2024, there were 82,321,595 shares of the Registrant’s Class A common stock outstanding and 89,616,891 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical fact contained in this Annual Report, including without limitation, statements regarding the anticipated benefits of and costs associated with the Transactions (as defined below); our expectations surrounding the Transactions and our ability to grow our business and bolster our financial position; our expected contractual obligations and capital expenditures; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; and our competitive market position within our industry are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms “aim,” "anticipate," "believe," "could," “mission,” "may," "will," "should," "expect," "intend," "plan," "estimate," "project," "predict," "potential," “target,” "contemplate," or, in each case, their negative, or other variations or comparable terminology and expressions. The forward-looking statements in this Annual Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to:

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

•the possibility we may be adversely affected by other economic, business and/or competitive factors; and

•other important factors that could cause actual results, performance or achievements to differ materially from those described in: this Annual Report in Part I, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A. “Risk Factors”; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) on Form 424(b)(4) on September 19, 2023 (the “Prospectus”); and our subsequent filings with the Securities and Exchange Commission (the “SEC”).

These risks could cause our actual results to differ materially from those implied by forward-looking statements in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

You should read this Annual Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we have no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

DEFINITIONS

As used in this Annual Report, unless we state otherwise or the context otherwise requires:

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

•“Class A common stock” refers to the Class A common stock, par value $0.00001 per share, of TKO.

•“Class B common stock” refers to the Class B common stock, par value $0.00001 per share, of TKO.

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

•“Transactions” refer, collectively, to the transactions pursuant to the Transaction Agreement (defined below) pursuant to which: (i) WWE undertook certain internal restructuring steps; (ii) Whale Merger Sub Inc. (“Merger Sub”) merged with and into WWE (the “Merger”), with WWE surviving the Merger (the “Surviving Entity”) and becoming a direct wholly owned subsidiary of the Company; (iii) immediately following the Merger, the Company caused the Surviving Entity to be converted into a Delaware limited liability company (“WWE LLC”) and the Company became the sole managing member of WWE LLC (the “Conversion”); and (iv) following the Conversion, TKO Group Holdings, Inc. (x) contributed all of the equity interests of WWE LLC to TKO OpCo in exchange for 49% of the membership interests in TKO OpCo on a fully diluted basis, and (y) issued to Endeavor OpCo and certain of Endeavor’s other subsidiaries a number of shares of our Class B common stock representing, in the aggregate, approximately 51% of the total voting power of the Company’s stock on a fully-diluted basis, in exchange for a payment equal to the par value of such Class B common stock.

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

•“UFC” refers to the Ultimate Fighting Championship.

•“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).

•“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our securities. Principal risks and uncertainties affecting our business include the following:

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

•our failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition;

•we are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business;

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

•owning and managing events for which we sell media and sponsorship rights, ticketing and hospitality exposes us to greater financial risk. Additionally, we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations. If our live events are not financially successful, our business could be adversely affected;

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

PART I

Item 1. Business

TKO Group Holdings is a premium sports and entertainment company that operates leading combat sport and sports entertainment brands. TKO owns and manages valuable sports and entertainment intellectual property, positioning the business in what we believe is one of the most attractive parts of the fast-growing global sports, media and entertainment ecosystem.

TKO was formed through the combination of UFC, a preeminent combat sports brand and a subsidiary of Endeavor Group Holdings, Inc. (“Endeavor”), a global sports and entertainment company, and WWE, a renowned sports entertainment business. The merger united two complementary sports and sports entertainment brands in a single company supported by Endeavor’s capabilities in premium IP ownership, talent representation, live events and experiences.

We believe TKO’s brands are well-positioned among sports, media and entertainment peers given their large, diverse and global fanbases. UFC is among the most popular sports organizations in the world. As of December 31, 2023, UFC has more than 700 million fans who skew young and diverse, as well as approximately 260 million social media followers, and broadcasts its content to over 900 million households across more than 170 countries. As of the same period, WWE, a leader in sports entertainment, has over 700 million fans and approximately 360 million social media followers. WWE counts nearly 100 million YouTube subscribers, making it one of the most viewed YouTube channels globally, and its year-round programming is available in over one billion households across approximately 160 countries. In total, our over 350 live events attract over two million attendees on an annual basis and serve as the foundation of our global content distribution strategy.

The popularity of our brands makes us attractive to media distribution and sponsorship partners. Across our portfolio, we have agreements with leading distributors, such as Disney’s ESPN, ABC, NBCUniversal, FOX, BT Sport, Sony India, Rogers, and Foxtel, enabling UFC and WWE content to reach audiences across the globe. We have advertising and sponsorship agreements with a wide variety of leading brands including Anheuser-Busch, Procter & Gamble, General Motors, Monster Energy, Jose Cuervo, DraftKings, Toyo Tires, Slim Jim, Wendy’s, and others across multiple categories. Our track record building our brands is driven by the quality and quantity of our program offerings and the favorable demographic profile of our core and growing fanbases.

We believe our brands are well positioned for the future of media. We have the flexibility to deliver our content across channels to meet our fans where they are consuming media. Our multichannel distribution model enables TKO to capitalize on increased competition for premium live sports rights and sports entertainment programming across digital and linear services. We believe that increasing consumer demand for sporting and live entertainment events, the expansion of our fan base and the value of live event premium rights will provide opportunities for future media rights renewals. We license our media rights under long term contracts to leading distributors globally. The contractual, recurring nature of our revenue base provides our business with good visibility into revenue growth, which supports further investment in our products and adjacent content reinforcing the value of our brands to our fans and partners.

Through our relationship with Endeavor, whose specialties include premium IP ownership, talent representation, live events and experiences, we gain direct access to the “Endeavor flywheel” which augments our capabilities across content creation, production and distribution, licensing, sponsorship, and event operations. We believe that we will be able to leverage the Endeavor flywheel to drive operational and cost synergies at the combined entity and to accelerate our revenue growth. Specifically, we believe there is opportunity to utilize Endeavor’s broad relationships and knowledge of media rights markets through its subsidiary, IMG, to drive additional value creation across the brands’ media rights portfolios and to support additional international rights expansion opportunities. We believe that Endeavor’s On Location business will enhance our live events, and that close collaboration with Endeavor’s experiential marketing team and IMG’s global licensing sales force will help increase sponsorship, advertising, and consumer products relationships.

TKO operates across four principal activities: Media Rights and Content, Live Events, Sponsorship and Consumer Products Licensing, which are covered in greater detail in the “Overview of Revenue Sources” section of this document. A summary of our principal activities is presented in the table below:

Our management team has deep expertise in sports, media, and live events. Ariel Emanuel serves as CEO and Mark Shapiro serves as President and COO at TKO. They have decades of experience founding, acquiring, and scaling sports, media, and entertainment businesses, including UFC, which Endeavor acquired in 2016 and subsequently executed a strategy that drove substantial value creation for shareholders. Dana White serves as CEO of UFC and Nick Khan serves as President of WWE. Each brings deep, asset-level institutional and operational knowledge to our business. We believe our leadership team’s proven track record of performance positions us to successfully execute organic and inorganic growth opportunities at TKO. We view this as a key competitive advantage within the dynamic sports, media, and entertainment landscape.

Overview of Revenue Sources

We distribute our content and monetize our intellectual property primarily through four principal activities: Media Rights and Content, Live Events, Sponsorships, and Consumer Products Licensing.

Media Rights and Content

We generate revenue from the licensing of our live events and original programming to domestic and international broadcasters and distributors that carry our programming on digital and linear channels and via pay-per-view (“PPV”). Original programming includes long and short form content, reality series and other filmed entertainment.

License agreements with broadcasters and distributors have various terms typically ranging from three to five years, although certain of our most significant agreements are longer and range from seven to ten years. We negotiate agreements with a renewal horizon that reflects the growing popularity of our programming. In 2019, UFC established a seven-year partnership with ESPN to become the exclusive broadcaster of UFC live events in the U.S., including PPV events. UFC’s live events appear on Disney’s ABC broadcast channel, ESPN, ESPN2, and ESPN+. We have also signed new international license agreements at UFC that have bolstered growth in audience reach and revenues. For WWE, media rights fees consist primarily of licensing revenues from the distribution of Raw, SmackDown, and NXT. WWE has entered partnerships with major distribution networks, such as Netflix, NBCUniversal/USA Network, and CW, to distribute content across the U.S. International distribution partners include SONY, Tencent, and Warner Bros. Discovery. As announced in January 2024, beginning January 2025, Netflix will be the exclusive global home to Raw. Additionally, beginning in January 2025 and as rights become available globally, distribution for all WWE content outside the U.S., including premium live events, will be on Netflix. The agreement has an initial 10-year term, with an option for Netflix to extend for an additional 10 years and to opt out after the initial five years.

In addition to the rights we sell to distributors, we offer direct-to-consumer streaming products that address consumer demand for premium, live and on-demand events. Our direct-to-consumer streaming products are UFC FIGHT PASS and WWE Network. These direct-to-consumer streaming products provide fans globally with access to live and video-on-demand events, as well as vast libraries of original content.

UFC FIGHT PASS enables UFC to deliver an expansive library of content directly to audiences in regions where it has an existing rights deal. UFC FIGHT PASS also allows UFC to distribute its content directly to audiences in markets where a direct customer relationship is economically favorable when compared to a third-party broadcast, digital or pay-per-view licensing deal. One such example is Brazil, where UFC elected to take its content to fans directly via a fully localized version of UFC FIGHT PASS, recognizing that 96% of the Brazil fan base consumes UFC content through digital service offerings.

WWE Network enables WWE to provide an expansive library of archived content and non-live original content per year, including second runs of in-ring television programming, exclusive original programming, documentaries, reality shows, and specials. In March 2021, Peacock became the exclusive U.S. home to WWE Network in connection with a multi-year license agreement. WWE Network content is also licensed in certain international markets, including Sony in India, Foxtel in Australia and MultiChoice in Sub-Saharan Africa. A subscription-based WWE network continues to be available in some other international markets, such as the United Kingdom, Germany, and Japan. As mentioned previously, beginning in January 2025 and as rights become available globally, distribution for all WWE content outside the U.S., including premium live events, will be on Netflix.

Live Events

We deliver compelling, year-round live event experiences that showcase a talented roster of UFC athletes and WWE superstars in front of global audiences. Live events generate revenue through the sale of tickets, site fees, travel packages and VIP experiences.

Across UFC and WWE, TKO hosts over 350 annual live events throughout the year across multiple countries and marquee venues, such as New York’s Madison Square Garden, London’s O2 Arena, and Las Vegas’s T-Mobile Arena. Our premium live events include tentpoles, such as UFC PPV, WrestleMania, and Royal Rumble, among others. These events regularly sell out. In 2023, UFC sold out 20 of a total of 43 events with live audiences, with ten setting arena records. In the same year, WrestleMania achieved a record attendance with 161,892 attendees over the course of the two-day event, and our Royal Rumble, Survivor Series, and SummerSlam events each recorded their highest grossing gate sales of all-time.

Sponsorship

TKO generates advertising and sponsorship revenue from the sale of in-venue and in-broadcast advertising assets, content product integration and digital impressions across both UFC and WWE. Advertising revenues are driven by original content on third-party social media platforms. With complete ownership and control over production, we believe our brands are compelling sports and entertainment properties for advertisers. We are able to create bespoke short-form content for partners and offer integration opportunities across existing programming.

We utilize a multitude of social media platforms to promote our brands, market and distribute our content, create community experiences among our fans, and generate advertising revenue. Our social media accounts and websites are consistently ranked among the most-viewed or engaged on various platforms. Across our portfolio of owned brand accounts, we boast approximately 260 million social media followers at UFC and approximately 360 million social media followers at WWE as of December 31, 2023. With nearly 100 million subscribers, WWE is the 12th most followed channel across all categories on YouTube.

Sponsorship revenues are generated from partners who promote their products utilizing the broad reach of TKO’s premium brands. Our global salesforce has established sponsor relationships with major brands worldwide across a variety of industries. The unique but complementary nature of our brands will enable us to offer a differentiated sponsorship product to our partners, providing access to scaled promotion across our entire portfolio, as well as access to more targeted audiences within our brand portfolio, depending on the unique needs of our sponsorship partners. We continue to expand the categories and volume of our partnerships with major brands, such as Anheuser-Busch, Procter & Gamble, General Motors, Monster Energy, Jose Cuervo, DraftKings, Toyo Tires, Slim Jim, and Wendy’s. We are also able to create new sponsorship assets and inventory, such as through the use of new technology, including UFC’s high-definition LED Fight Clock and Fight Deck displays and WWE’s innovative in-ring product activations, which provide additional, unique opportunities for our partners.

Consumer Products Licensing

TKO merchandises UFC and WWE across a diverse range of branded products, including video games, apparel, equipment, trading cards, memorabilia, digital goods, and toys. We partner with major global companies to sell branded merchandise through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and license fees related to branded products and sales of merchandise distributed at live events and through eCommerce platforms.

We have licensing partnerships with major retailers and brands worldwide. Video games and toys are among the largest components of our licensing programs. UFC has multi-year licensing agreements with EA Sports to produce and sell UFC branded console video games and with Fanatics to produce and sell event merchandise. Similarly, WWE has a multi-year licensing agreement with Take-Two Interactive Software, Inc. to produce and sell WWE branded console video games. WWE also has a multi-year licensing agreement with Mattel, Inc., its exclusive toy licensee, covering all global territories and, beginning July 2022, WWE launched an exclusive, multi-year partnership with Fanatics, Inc. that includes WWE Shop, a premier e-commerce and mobile destination. WWE also distributes its products through major retail holders such as Walmart, Target, GameStop, Barnes & Noble, Panini, Hot Topic, and ASDA Stores. Similarly, UFC maintains licensing partnerships with over 40 premium brands, including DraftKings, EA Sports, Project Rock by Under Armour, Timex, and Venum.

Industry Trends

Our business operates at the intersection of sports, live entertainment, and scripted content. We believe that these sectors offer compelling industry dynamics that will help support the continued growth of our brands.

Few forms of content can match the passion and dedication that live sports and entertainment events evoke. Sport and competition are foundational components of the shared human experience and are unique in their ability to unite people of all backgrounds. As a result, we believe the broader sports, media, and entertainment ecosystem is durable and resilient. These characteristics are reasons why premium live sports and entertainment properties are experiencing high demand and why the licensing of sports content has become increasingly important to both traditional linear platforms, as well as streaming services offered by media and technology companies or sponsors. Premium live sports and sports entertainment properties, including UFC and WWE, are experiencing a meaningful increase in value. This increase has been highlighted by the entry of major global technology companies into live sports and entertainment programming, such as Amazon’s 11-year deal with the NFL for Thursday Night Football and Apple’s 10-year agreement with the MLS. Based on Infiniti Research, Ltd.’s estimates, annual global sports media revenue is expected to grow from $50 billion in 2022 to $62 billion by 2025, representing an 8% compounded annual growth rate (CAGR). Infiniti Research, Ltd. also estimates that annual global live sports revenue will grow from $60 billion in 2022 to $74 billion in 2025.

Similar to linear and streaming companies, sponsors are increasing their spend on live sports and entertainment advertising to broadly reach target demographics and create powerful brand associations that can be formed by tapping into fan enthusiasm. Infiniti Research, Ltd. estimates that annual global sports sponsorship revenue will increase from $67 billion in 2022 to $87 billion in 2025, representing a 9% compounded annual growth rate.

In addition to increasing demand for live sports and entertainment programming, premium scripted content is also in high demand. According to Activate Consulting, media companies are projected to spend extensively on content in order to compete in an increasingly crowded landscape. Between 2020 and 2025, global content spend by traditional media companies (Disney, NBCUniversal, ViacomCBS) is expected to grow at a high single digit CAGR. Streaming platforms (Netflix, Amazon and Apple) are expected to increase their content spend to an even greater degree, with CAGRs reaching into the mid-20% range over the same timeframe. We believe that TKO programming possesses the best attributes of live sports and entertainment as well as scripted content, and therefore we believe it will benefit from the tailwinds across scripted content, live sports, and entertainment.

Social media and internet platforms have allowed for greater and stronger connection and engagement between fans, athletes, and professional sports organizations. We have capitalized on these new platforms by creating a scaled and embedded distribution channel consisting of approximately 260 million social media followers at UFC and approximately 360 million social media followers at WWE. Through our social media following, we build direct relationships with fans, enabling us to promote upcoming events, distribute short-form content, and grow and monetize our brands. As consumption habits and distribution channels evolve, we believe our direct relationship with consumers on social media will enable us to drive continued engagement with our product across a multitude of distribution channels, including linear, digital, subscription video on demand, and advertising video on demand platforms, thereby enhancing the value we deliver to distribution partners globally.

Technology and product innovation have enhanced the value of sports content. The connected sports model has transformed live sports from a “game day” product to a 365-day experience. The sports ecosystem has expanded to include video games, non-live (exclusive content), augmented reality and virtual reality, digital ticketing and loyalty rewards platforms, interactive analytics, sports betting, fitness technology, e-commerce, and merchandising, giving consumers a wide variety of new touchpoints. We utilize each of these new technologies and market opportunities to increase engagement and support the strength of the UFC and WWE brands.

Growth Vectors

We believe TKO is well-positioned to benefit from secular tailwinds in both sports, media and entertainment. Live sports and sports entertainment remain important for both traditional linear platform providers as well as streamers and technology entrants. As a result, the value of media rights for unique assets, such as UFC and WWE, have appreciated consistently. We anticipate realizing growth in media rights content agreements upon contract renewals that materialize over the coming years, reflecting the increased value of our premium content to linear and streaming channels, as well as the broader trend of premium live sports and entertainment content rights generally increasing in value across renewal cycles. We believe we can generate more content in various formats to acquire and engage new and existing fans, generate license fees from distribution partners, and drive increased adoption of our direct-to-consumer offerings, UFC FIGHT PASS and WWE Network. TKO drives economic benefits to the cities that host WWE and UFC events, which we believe will lead to growth in site fees as jurisdictions vie to bring premium events to their market. For example, WrestleMania in April 2023 generated $215 million in economic impact for the Los Angeles region, UFC 290’s International Fight Week 2023 in Las Vegas generated over $99 million in economic impact in July 2023 and UFC 284 in Perth, Australia generated over $29 million in February 2023.

International

As of December 31, 2023, approximately 93% of UFC and WWE fans are from international markets. We see a significant opportunity to further monetize and grow in existing international markets through traditional distribution partnerships, direct-to-consumer offerings, live events, and sponsorship partnerships.

In addition to further monetizing our existing international markets, we are also focused on the international expansion of our content and programming distribution, with efforts across Europe, Asia Pacific and the Middle East offering significant growth potential. We believe our success to date through our live events, extensive international distribution infrastructure, and international talent demonstrates our ability to sustain future international growth of our brands. UFC content reaches over 975 million households across 50 broadcast partners in over 50 languages in more than 170 countries.

Live Events

We believe we can grow Live Events revenue by increasing ticket sales, expanding premium VIP offerings to drive higher per event revenues, and utilizing our IP to drive monetization across events. Compelling, live and original content is at the core of TKO, driving brand strength and fan engagement.

Through our partnership with Endeavor’s On Location business, which curates premium live event experiences, we plan to bring sports and lifestyle events even closer to consumers. Events such as UFC X, which include open workouts, interactive attendee experiences, meet and greets, concerts and parties, and athlete panels, are opportunities to drive growth in site fees as the sport continues to gain in popularity and attract a young and diverse fan base in large cities and countries throughout the world.

We have successfully held UFC events in more than 150 cities internationally, most recently in 2023, selling out arenas in Abu Dhabi, London, Perth, and Paris. 2023 was also a successful year for WWE internationally. We produced 23 international WWE events, including Money in the Bank in London, WWE Superstar Spectacle in India, and two events produced through our partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia.

Moreover, live events have the potential to drive significant economic output for host cities from new job creation, salaries and wages, taxes, and other economic activity. Consequently, as the popularity of TKO live events grows, we expect to have a greater ability to secure site fees from local governments or tourism organizations in certain jurisdictions.

Sponsorships

TKO is also distinguished by the attractive fan demographics of its brands. The multicultural foundation of the fighting styles incorporated in MMA and the ubiquitous nature of wrestling resonates with audiences from diverse cultural and demographic backgrounds all over the world. As of December 31, 2023, we estimate that the fan bases of UFC and WWE are approximately 36% and 31% female, respectively. UFC and WWE fans also skew younger on average than those of traditional U.S. sports leagues with a median age of 37 years old and 35 years old, respectively, compared to a range of 39 to 46 years old for the latter.

We believe our brands’ differentiated fanbases make TKO a valued partner for sponsors looking to access this attractive demographic. In January 2024, we combined the UFC and WWE global partnership teams into one unit, which will provide brands with access to one of the most formidable sports marketing portfolios in the world. We expect to increase product activations across platforms and formats, expand and monetize additional staple sponsorship categories, provide additional inventory and assets through innovative new sponsorship offerings, and improve sell-through, particularly in international markets. As such, we anticipate the acceleration of brand and talent placement across sponsorships, as well as greater cross-selling opportunities with our product licensing partners, thus driving incremental revenue from new on-screen graphics assets.

Consumer Products

Product licensing and merchandising is a growing category for TKO. We believe there is an opportunity to continue to scale our consumer products division through opportunities in many product categories, including apparel, casual games, online betting platforms, and location-based entertainment, in addition to expanding direct-to-retail channels in the U.S. and globally.

As such, we continually seek exclusive, multi-year partnerships with leading organizations to develop new products and further expand our licensing business. For example, UFC’s partnership with EA Sports and WWE’s partnership with Take-Two Interactive Software allows us to remain agile as content can be updated for new characters, game modes, and story plots for enhanced game play. Additionally, both UFC and WWE have exclusive, multi-year partnerships with Fanatics, Inc. across a variety of product categories.

Structural Advantages

Based on our organizational structure, we believe we are well-positioned to effectively and efficiently navigate the rapidly evolving sports, media and entertainment landscape relative to other sports, media and entertainment offerings. UFC and WWE’s governance structures do not involve a franchise system with multiple owner-operators as is common in team sports. Importantly, UFC does not rely on an independent promoters network as found in other combat sports. These structural advantages allow UFC and WWE to make decisions unilaterally and to react swiftly and nimbly to changes in consumption habits and fan preferences and to address customer needs. We also have autonomy and oversight over our content production and intellectual property, including domestic and international media rights, which we believe enables us to optimize distribution and production quality.

Unlike traditional sports leagues, we are not constrained by a seasonal format and host live events year-round. In the year ended December 31, 2023, UFC and WWE hosted over 350 live events in locations across the world. We maintain the flexibility to scale the number of events hosted each year to meet consumer demand. We also determine the location of each event, which helps us acquire new fans across geographies globally and expand our brand reach.

Competition

The entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live event and media content audiences, we face competition from professional and college sports (including other MMA promotions), scripted wrestling promotions, other live, filmed, televised, and streamed entertainment, as well as other leisure activities. We continue to face increased competition from websites, mobile and other internet-connected apps delivering paid and free content as streamed media offerings continue to expand. For purchases of our merchandise, we compete with entertainment companies, professional and college sports leagues, and other makers of branded apparel and merchandise. In addition, our brands compete respectively for talent with other live combat sports and sports entertainment platforms, and work to develop and discover emerging talent.

Talent Discovery and Development

UFC Athletes

Essential to the success of UFC and the sport of MMA is the ability to discover and promote athletes globally. UFC athletes are independent contractors. As of December 31, 2023, there were approximately 650 UFC athletes from more than 70 countries, of which approximately 20% were female.

UFC discovers new athletes via multiple methods, including staging talent discovery shows such as The Ultimate Fighter, Lookin’ for a Fight, Dana White’s Contender Series, and Road to UFC. UFC also discovers and evaluates talent through its UFC Academy in Asia, which provides younger MMA athletes a platform to develop their skills and abilities while competing in local promotions ahead of a potential career in UFC.

To advance the sport of MMA, UFC established the UFC Performance Institutes, which are designed to accelerate knowledge and understanding of MMA by delivering interdisciplinary services, evidence-based science, sports medicine, innovation, and technology, while sharing best practices for performance optimization with athletes and coaches around the world. The first 30,000+ square-foot Performance Institute opened in Las Vegas in 2017. The second location opened in 2019 in Shanghai. A third location opened in Mexico City in February 2024.

WWE Superstars

The success of WWE is due primarily to the continuing popularity of its Superstars. WWE Superstars are independent contractors. As of December 31, 2023, there were approximately 230 WWE Superstars under contract from more than 25 countries, of which approximately 35% were female. Contracts for WWE Superstars range from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training.

WWE’s talent development system, including the NXT division, has produced over 90% of WWE’s current active main roster stars, such as Roman Reigns, Bianca Belair, Sami Zayn, Becky Lynch, Austin Theory, and Liv Morgan. NXT has evolved into WWE’s third brand after Raw and SmackDown and has transitioned into a weekly live television series. More than 20% of WWE’s developmental talent come from countries outside the U.S., including the United Kingdom, China, India, Japan, Australia, Mexico, Brazil, and Nigeria. Women comprise over 35% of WWE’s developmental talent. NXT talent train at the WWE Performance Center, which was designed to cultivate the next generation of talent and has become the center of WWE’s talent development program.

In 2021, WWE launched a major comprehensive recruiting initiative for in-ring competitors called Next In Line (“NIL”). This program serves to recruit and develop potential future Superstars, and further enhances WWE’s talent development process through collaborative partnerships with select athletes from diverse athletic backgrounds. The program has signed 60 full-time college athletes since its inception and currently has seven active athletes following the graduation of 22 members from the program. In addition to the U.S., the class includes representatives from a myriad of countries, including Canada and Nigeria. These athlete partnerships will feature access to the WWE Performance Center, in addition to resources across the organization, including brand building, media training, communications, live event promotion, creative writing, and community relations. Upon completion of the NIL program, select athletes may be offered a WWE contract.

Intellectual Property and Other Proprietary Rights

We consider intellectual property to be very important to the operation of our business and to driving growth in our revenues, particularly with respect to sponsorships, licensing rights, and media distribution agreements. Our intellectual property includes the “UFC” and “WWE” brands and other trademarks and copyrights associated with us and our events, and the rights to use the intellectual property of our commercial partners. Substantially all of our intellectual property and owned assets that we create or acquire associated with our content and events are protected by trademarks and copyrights, whether registered or unregistered.

Human Capital Resources

General

We believe the strength of our workforce is critical to our long-term success. Our human capital management objectives include attracting, retaining, and developing high performing and diverse talent.

As of December 31, 2023, we had approximately 1,250 employees in 12 countries. We have invested and focused extensively on the training and development of our employees, from both a personnel and technology perspective. We believe that our relations with our employees are good.

Talent Development

We recognize nurturing talent and embracing the constant evolution that leadership requires is crucial to our success. We have invested in learning and development opportunities that strengthen the role of leaders, as well as offer all employees opportunities for professional growth and skill development through access to a broad range of learning solutions on varying industry topics.

Diversity and Inclusion

We strive to create a work environment that is reflective of our fanbase and the diverse communities in which we work. We recognize diversity, equity, and inclusion (DE&I) is intrinsically linked to business success and have taken part in efforts to ensure our global workforce is more representative of our communities. We launched and/or expanded on the following initiatives in 2023:

•Conducted Self-ID campaigns in the U.S. and U.K., allowing for current and new employees to voluntarily self-identify based on race/ethnicity, gender-identity (inclusive of transgender identification), sexual orientation and more;

•Provided training and developmental opportunities to employees, such as the UFC Mentorship Program, in which we encouraged participation by diverse and female employees, as well as sending a delegation of female UFC employees to the Women’s Leadership Conference held in Las Vegas in September of 2023; and

•Conducted training sessions with various teams to educate employees on the importance of promoting and respecting diversity, equity and inclusion in the workplace.

Regulation and Legislation

We are subject to federal, state and local laws, both domestically and internationally, and at the state level by athletic commissions, governing matters such as:

•licensing laws for athletes;

•operation of our venues;

•licensing, permitting, and zoning;

•health, safety, and sanitation requirements;

•the service of food and alcoholic beverages;

•working conditions, labor, minimum wage and hour, citizenship, immigration, visas, harassment and discrimination, and other labor and employment laws and regulations;

•compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”);

•the U.K. Bribery Act 2010 (the “Bribery Act”) and similar regulations in other countries, as described in more detail below;

•antitrust and fair competition;

•data privacy and information security;

•marketing activities;

•environmental protection regulations;

•imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls;

•licensure and other regulatory requirements for the supply of sports betting data and software to gambling operators;

•licensing laws for the promotion and operation of MMA events; and

•government regulation of the entertainment and sports industry.

We monitor changes in these laws and believe that we are in material compliance with applicable laws. See “Risk Factors—Risks Related to Our Business—We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.”

Many of the events produced or promoted by us are presented in venues which are subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which the venues are located. These venues are also subject to zoning and outdoor advertising regulations and require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses, and other authorizations. In addition, these venues are subject to the U.S. Americans with Disabilities Act of 1990 and the U.K.’s Disability Discrimination Act 1995, which require us to maintain certain accessibility features at each of the facilities.

In various states in the United States and some foreign jurisdictions, we are required to obtain licenses for promoters, medical clearances and other permits or licenses for our athletes, and permits for our live events in order to promote and conduct those events. Generally, we or our employees hold promoters and matchmakers licenses to organize and hold our live events. We or our employees hold these licenses in a number of states, including California, Nevada, New Jersey and New York.

We are required to comply with the anti-corruption laws of the countries in which we operate, including the FCPA and the Bribery Act. These regulations make it illegal for us to pay, promise to pay, or receive money or anything of value to, or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

Our business is also subject to certain regulations applicable to our web sites and mobile applications. We maintain various web sites and mobile applications that provide information and content regarding our business and offer merchandise and tickets for sale. The operation of these web sites and applications may be subject to a range of federal, state and local laws.

The marketplace for audio-visual programming (including cable television and internet programming) in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. Certain FCC regulations are imposed directly on us and/or indirectly through our distributors.

Gaming laws in the jurisdictions in which we operate are established by statute and are administered by regulatory agencies with broad authority to interpret gaming laws, to promulgate gaming regulations, and to regulate gaming activities. Regulatory requirements vary among jurisdictions, but a number of jurisdictions in which we operate require licenses, permits, or findings of suitability for us, our individual officers, directors, major stockholders and key employees. Regulatory agencies from time to time may modify their interpretation of gaming laws and regulations and the regulatory requirements imposed on operators under such laws and regulations. We believe we hold all of the licenses and permits necessary to conduct our business in this space.

Available Information and Website Disclosure

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

You also can find more information about us online at our investor relations website located at investor.tkogrp.com. Filings we make with the SEC and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this Annual Report.

Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference calls and webcasts, and by postings on our investor relations site at investor.tkogrp.com. We may also use our website as a distribution channel of material Company information. In addition, you may automatically receive email alerts and other information about TKO, UFC and WWE when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on investor.tkogrp.com.

Item 1A. Risk Factors

Investing in our Class A common stock involves substantial risks. You should carefully consider the following factors, together with all of the other information included in this Annual Report on Form 10-K, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K before investing in our Class A common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our Class A common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Please also see “Forward-Looking Statements” for more information.

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

We depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners. Our failure to maintain, renew or replace key agreements could adversely affect our ability to distribute our media content, WWE Network and/or other of our goods and services, which could adversely affect our operating results.

A key component of our success is our relationships with television and cable networks, satellite providers, digital streaming and other distribution partners, as well as corporate sponsors. We are dependent on maintaining these existing relationships and expanding upon them so that we have a robust network with which we can work to arrange multimedia rights sales and sponsorship engagements, including distribution of our events and media content. Our television programming for our events is distributed by television and cable networks, satellite providers, PPV, digital streaming, and other media. We have depended on, and will continue to depend on, third parties for many aspects of the operations and distribution of WWE Network. We have an important relationship with ESPN as they are the exclusive domestic distributor of all UFC events. Because a large portion of our revenues are generated, directly and indirectly, from the distribution of our events, any failure to maintain or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us, or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our business. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. We have agreements with multiple PPV providers globally and distribute a portion of our events through PPV, including certain events that are sold exclusively through PPV. We have substantial relationships with NBCU, which carries Raw and NXT through its cable networks. WWE Network is distributed exclusively via Peacock in the domestic market. Fox Network currently carries SmackDown, which will move to NBCU’s USA Network beginning October 2024. NBCU currently carries Raw, however, our agreement with NBCU to carry Raw in the U.S. expires at the end of September 2024. These relationships are expected to continue to constitute a significant percentage of our revenues. We anticipate that we will be involved in negotiations to renew or replace our domestic television distribution rights agreements for UFC content and WWE Network with our current licensee or others before their expiration in December 2025 and March 2026, respectively. We also intend to renew our license or find an alternate provider to carry Raw in the U.S. for the 90-day period from October 1, 2024 through December 31, 2024 before it moves to Netflix as described below. These domestic licenses together account for a very significant portion of our media segment revenues and profitability. No assurances can be provided as to the outcome of these negotiations and, if we are unable to renew existing agreements or find alternative streaming or distribution partners, our results of operations could be adversely impacted. As announced in January 2024, beginning January 2025, Netflix will be the exclusive global home to Raw. Additionally, beginning in January 2025 and as rights become available globally, distribution for all WWE content outside the U.S., including premium live events, will be on Netflix. Our agreement has an initial 10-year term, with an option for Netflix to extend for an additional 10 years and to opt out after the initial five years. Our failure to maintain the Netflix agreement, including through Netflix exercising its opt-out rights, could adversely affect our ability to distribute WWE content, which could adversely affect our operating results.

There is also no guarantee that the growth in value of sports media licensing rights in the recent years will continue or can be maintained or that the current value of our sports media licensing rights will not diminish over time. Any adverse change in these relationships or agreements, including as a result of U.S., European Union and United Kingdom trade and economic sanctions and any counter-sanctions enacted by such sanctioned countries (e.g., Russia), or a deterioration in the perceived value of our sponsorships or these distribution channels, could have an adverse effect on our business, financial condition and results of operations.

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

We must also adapt to changing consumer behavior driven by advances that allow for time shifting and on-demand viewing, such as digital video recorders and video-on-demand, as well as internet-based and broadband content delivery and mobile devices. Cable and broadcast television distribution constitutes a large part of our revenues. The number of subscribers and ratings of television networks and advertising revenues in general have been impacted by viewers moving to alternative media content providers, a process known as “cord cutting” and “cord shaving”. Developments in technology may have added, and may continue to add, to this shift as consumers’ expectations relative to the availability of video content on demand, their willingness to pay to access content and their tolerance for commercial interruptions evolve. Many well-funded digital companies (such as Amazon, Apple, Facebook, Hulu, Netflix and YouTube) have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for media content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration and other factors) of television distribution to media content owners such as WWE and UFC. Our media partners’ businesses are affected by their sale of advertising and subscriptions for their services. If they are unable to sell advertising and/or subscriptions either with regard to WWE and UFC programming specifically or all of their programing generally, it could adversely affect our operating results. If we fail to adapt our distribution methods and content to emerging technologies and new distribution platforms, while also effectively preventing digital piracy and the dilution of the value of our content resulting from the creation of similar or fake content on artificial intelligence applications, our ability to generate revenue from our targeted audiences may decline and could result in an adverse effect on our business, financial condition, and results of operations.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, or our key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced personnel, or enter into multimedia, licensing, and sponsorship engagements. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning Endeavor or us, members of our or Endeavor’s management or other key personnel or the athletes that participate in our events. Many athletes that participate in our events are public personalities with large social media followings whose actions generate significant publicity and public interest. Any adverse publicity relating to such individuals or individuals that we employ or previously employed or have a contractual relationship with, or that otherwise occur at our locations or events, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination, or other misconduct, have resulted and may in the future result in significant media attention, even if not directly relating to or involving us, and could have a negative impact on our professional reputation. This could result in termination of media rights agreements, licensing, sponsorship or other contractual relationships, or our ability to attract new sponsorship or other business relationships, or the loss or termination of such employees’ or contractors’ services, all of which could adversely affect our business, financial condition, and results of operations.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, both within the United States and internationally, and we may not be able to compete effectively, which could adversely affect our operating results.

We face competition from a variety of other domestic and foreign companies. We also face competition from alternative providers of the content and events that we offer. For UFC, these providers include, but are not limited to, Bellator, M-1 Global, Professional Fighters League, Combate Global, Invicta FC, Cage Warriors, AMC Fight Nights, ONE Championship, Rizin Fighting Federation, Absolute Championship Akhmat, Pancrase, Caged Steel, Eagle Fighting Championship, KSW and Extreme Fighting Championship. For WWE, these providers include, but are not limited to, All Elite Wrestling, Impact Wrestling, Ring of Honor and New Japan Pro-Wrestling. Additionally, competition exists from other forms of media, entertainment and leisure activities in a rapidly changing and increasingly fragmented environment. Other new and existing professional wrestling leagues also compete with our goods and services. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Any increased competition, which may not be foreseeable, or our failure to adequately address any competitive factors, could result in reduced demand for our content, live events, or brand, which could have an adverse effect on our business, financial condition, and results of operations.

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

Owning and managing events for which we sell media and sponsorship rights, ticketing and hospitality exposes us to greater financial risk. Additionally, we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations. If our live events are not financially successful, our business could be adversely affected.

We act as a principal by owning and managing live events for which we sell media and sponsorship rights, ticketing and hospitality. Organizing and operating a live event involves significant financial risk as we bear all or most event costs, including a significant amount of up-front costs. In addition, we typically book our live events many months in advance of holding the event and often incur expenses prior to receiving any related revenue. Accordingly, if a planned event fails to occur or there is any disruption in our ability to live stream or otherwise distribute, whether as a result of technical difficulties or otherwise, we could lose a substantial amount of these costs, fail to generate the anticipated revenue, and could be forced to issue refunds for ticket or PPV sales and generate lower than expected media rights, sponsorship and licensing fees. If we are forced to postpone a planned event, we could incur substantial additional costs in order to stage the event on a new date, may have reduced attendance and revenue, and may have to refund fees. We could be compelled to cancel or postpone all or part of an event for many reasons, including severe weather conditions, issues with obtaining permits or government regulation, athletes failing to participate, as well as operational challenges caused by extraordinary incidents, such as terrorist or other security incidents, mass-casualty incidents, natural disasters, public health concerns including pandemics, or similar events. Such incidents have been shown to cause a nationwide and global disruption of commercial and leisure activities.

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

Our business and operating results may be affected by the outcome of pending and future litigation, investigations, claims and other disputes.

Our results may be affected by the outcome of pending and future litigation, investigations, claims and other disputes. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. The outcome of litigation, including class action lawsuits, is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Zuffa is currently named as a defendant in multiple class-action lawsuits alleging that we violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the lawsuit encompassing the period from December 16, 2010 to June 30, 2017 was certified as a class action. The court has set a trial date of April 15, 2024 for this case. An amended complaint in another lawsuit covering the period from July 1, 2017 to the present was recently filed. The defendants in that case are Zuffa, Endeavor and TKO OpCo. Discovery recently opened and will continue at least through mid-2025. If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.

In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal), or lawsuits by governmental agencies or private parties. In addition, allegations against or improper conduct by current or former employees, contractors or partners could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. If the results of these claims, allegations, investigations, proceedings, or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions, or other censure that could have an adverse effect on our business, financial condition, and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could have an adverse effect on our business, results of operations, and financial condition. In addition, publicity from these matters could negatively impact our business, reputation and competitive position and reduce investor demand for our Class A common stock and negatively impact the trading price of such stock.

The special committee of independent members of WWE’s Board of Directors’ investigation into allegations of misconduct by Mr. McMahon, and any further allegations, claims or investigations may have an adverse financial and operational impact on our business performance.

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

On July 25, 2022, based on the findings of the Special Committee investigation, WWE announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in WWE’s consolidated financial statements. WWE subsequently identified two additional payments totaling $5.0 million unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the WWE’s consolidated financial statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). All payments underlying the Unrecorded Expenses have been or will be paid by Mr. McMahon personally. WWE determined that, while the amount of Unrecorded Expenses was not material in any individual period in which the Unrecorded Expenses arose, the aggregate amount of Unrecorded Expenses would be material if recorded entirely when identified in the second quarter of 2022. Accordingly, WWE revised its previously issued financial statements to record the Unrecorded Expenses in the applicable periods for the years ended December 31, 2019, 2020 and 2021, as well as the first quarter of 2021 and 2022. In light of the Unrecorded Expenses and related facts, WWE concluded that its internal control over financial reporting was not effective as a result of one or more material weaknesses. Although the Special Committee investigation was completed and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of TKO’s Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and the Company may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters or in connection with new claims or allegations. On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and asserting claims under the Trafficking Victims Protection Act.

Subsequent to WWE’s restatement for the Unrecorded Expenses, WWE was informed of certain additional claims, which have been settled by Mr. McMahon. WWE recorded an additional $11.1 million of expenses related to these additional claims prior to the closing of the Transactions. Since the closing of the Transactions, the Company has recorded an additional $3.5 million of expenses related to these additional claims. Mr. McMahon has made or will make all related payments personally.

Professional costs resulting from WWE’s Special Committee’s investigation have been significant and are expected to continue to be significant as the Company continues to incur costs arising from ongoing and/or potentially new regulatory, investigative and enforcement inquiries, subpoenas and demands and claims. We expect Mr. McMahon to reimburse the Company for reasonable expenses incurred in connection with the investigation. During the year ended December 31, 2023, Mr. McMahon reimbursed the Company $5.8 million associated with these costs. For further information on related party transactions between Mr. McMahon and the Company, see Note 22, Related Party Transactions, to our audited consolidated financial statements included elsewhere in this Annual Report. Although we are not aware that significant business has been lost to date, it is possible that a change in the perceptions of our business partners could occur as a result of the investigation or other matters described above. In addition, as a result of the investigation, other matters described above or new claims or allegations, certain other operational changes, including without limitation other personnel changes, have occurred and may continue to occur in the future, which may have adverse financial and operational impacts on our business. Any adverse impacts as a result of the investigation and related matters, and any further allegations or investigations, could exacerbate any of the risks described herein.

The impact of global pandemics or other outbreaks, such as the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations.

Our operations and events could be impacted by restrictions resulting from global pandemics or similar outbreaks, such as the COVID-19 pandemic. While our business activity has resumed and restrictions in locations where we operate have been lifted, such restrictions could in the future be increased or reinstated. We will assess and respond to any such pandemics or outbreaks, including by abiding by any new government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact any global pandemics or similar outbreaks will have on our operations going forward due to the aforementioned uncertainties.

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

Failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition.

We rely on hardware, software, technology infrastructure, online sites and networks, and various computer systems (such as our information systems, content distribution systems, ticketing systems, and payment processing systems) (collectively, “IT Systems”), to conduct our business. We also rely on the technology systems of third parties (including Peacock and ESPN) with which we partner in our operations. Some IT Systems used in our operations are legacy IT systems from businesses we have acquired which may remain separately managed from other IT Systems of our business. We own and manage some of these IT Systems but generally rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services, and ticketing services. We and certain of our third-party providers use these IT Systems to collect, maintain and process data about employees, consumers, event participants, business partners and others, including personal information, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Any of these IT Systems and Confidential Information are vulnerable to service interruptions, security breaches, and other cybersecurity risks that threaten their confidentiality, integrity and availability, including as a result of inadvertent or intentional actions by our employees, partners, and vendors, or from attacks by threat actors or other malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” state-sponsored organizations, and others. For instance, we may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing, and swatting. We are also vulnerable to the risk of malicious code being embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude, and the techniques and tools (including artificial intelligence) used to breach security safeguards, circumvent security controls, evade detection and remove forensic evidence are evolving rapidly. As a result, cyberattacks may be difficult to detect for an extended period of time, and the measures we take to safeguard our technology may not adequately prevent them.

There can be no assurance that our investments in information technology and our efforts to protect our Confidential Information and that of our other business relationships will prevent service interruptions, security breaches, and other cybersecurity risks in our IT Systems or the unauthorized or inadvertent wrongful use or disclosure of such Confidential Information. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information, including where acquired entities are involved or being integrated. Moreover, because we make extensive use of third party suppliers and service providers, such as cloud services that support our internal and external-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. We and certain of our third-party providers have experienced cyberattacks and other security incidents, and we expect such attacks and incidents to continue to occur in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

Our insurance policies covering data security, privacy liability, and cyber-attacks may not be adequate to cover losses arising from incidents, or they may not be available to us in the future on economically reasonable terms or at all. We would also be exposed to a risk of loss or litigation (including class action lawsuits) and potential liability under laws, regulations and contracts that protect the privacy and security of confidential or personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. As a further example, where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR (as defined below), this could result in fines under the EU GDPR (as defined below) and the UK GDPR (as defined below), which can be substantial and may be assessed based on a percentage of revenue. We also may be required to notify regulators and/or other companies we are contractually obligated to notify about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods; complying with numerous and complex regulations in the event of a personal data breach can be expensive and difficult and failure to comply with notification requirements under applicable regulations could subject us to regulatory scrutiny and additional liability.

Remote and hybrid working arrangements at our company (and at many third-party providers) increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We rely on technology at live events, the failure or unavailability of which, for any significant period of time, could affect our business, reputation and the success of our live events. We also rely on technology to provide our digital offerings, live streaming, and virtual events, which may be vulnerable to hacking, denial of service attacks, human error and other unanticipated problems or events that could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our IT Systems and those of our third-party vendors. Interruptions in these IT Systems, or with the Internet in general, whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our content unavailable or degraded. These service disruptions or failures could be prolonged. Delivery of video programming over the Internet is done through a series of carriers with switch-overs between carriers. Television delivery is extremely complex and includes satellite, fiberoptic cable, over-the-air delivery and other means. Any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our content. We do not carry insurance that would cover us in the event of many types of business interruption that could occur.

Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information, or any breach of security, could result in decreased performance and increased operating costs (including refunds to impacted end users), legal claims or proceedings (including class action lawsuits), fines and penalties, regulatory scrutiny, and significant incident response, system restoration or remediation and future compliance costs, all of which could adversely affect our business, financial condition, reputation and results of operations. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Unauthorized disclosure of sensitive or confidential customer information could harm our business and standing with our customers.

We seek to protect trade secrets, confidential information, personal information and other proprietary information, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to such information, such as our employees, collaborators, contractors, consultants, advisors and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology, information and processes. Further, despite these efforts, no assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information as any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Prosecuting a claim that a party illegally disclosed or misappropriated a trade secret or confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts within and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position could be materially and adversely harmed.

Failure to comply with evolving federal, state, and foreign laws relating to the handling of personal information could result in financial and other regulatory penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition.

Our business operations involve the collection, transfer, use, disclosure, storage, disposal and other processing of personal or sensitive information around the world, including the United States and the United Kingdom and the European Economic Area (“EEA”). We collect, store, transmit, and use personal information relating to, among others, our employees, consumers, and event participants. As a result, our business is subject to complex and continually evolving (and at times conflicting) U.S. (federal, state and local) and international laws and regulations regarding data privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

For example, in Europe, member states have adopted or modified data privacy and security laws and regulations that may apply to our business, such as the General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”) and in the United Kingdom, the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation and Data Protection Act of 2018 (“UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations and creates requirements for in-scope businesses regarding the processing of personal data, broadly defined as information relating to an identifiable person including a principle of accountability and the obligation to demonstrate compliance through policies, procedure, training and audit.

Under the GDPR, and other privacy regimes globally, we are subject to rules regarding cross-border transfers of personal data. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and United Kingdom to the U.S. and other jurisdictions. For example, in 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield Framework, under which personal data could be transferred from the EEA to relevant self-certified U.S. entities, and further noted that reliance on the standard contractual clauses alone (a standard, non-negotiable form of contract approved by the European Commission) may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. Subsequent European court and regulatory decisions have taken a restrictive approach to international data transfers. The UK regulator has adopted a similar approach to data export outside of the UK and, in 2022, the international data transfer agreement and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers came into force. The UK regulator also recommends, consistent with the European Commission approach, a documented transfer risk assessment is undertaken.

We currently generally rely on the standard contractual clauses as well as other data sharing agreements and conduct transfer impact assessments to transfer personal information outside the EEA and the UK, including to the United States. A replacement for the Privacy Shield Framework, the EU-US Data Privacy Framework, became effective in 2023; however, this framework is already facing challenges similar to those that resulted in the invalidation of the Privacy Shield Framework. We expect the existing legal complexity and uncertainty regarding international data transfers to continue. As supervisory authorities within the EEA issue further guidance on international data transfers under the GDPR, and as enforcement actions continue, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or it could affect our operations and the manner in which we provide our services (for example, we may have to stop using certain tools and vendors and make other operational changes). In particular, given the complexity and constantly evolving nature of our cross-border data transfers, the standard contractual clauses will need to be updated over time to fully legitimize our data transfers, and a failure to do so could result in enforcement action from regulators. There can be no assurances that we will be successful in our efforts to comply with the GDPR or other privacy and data protection laws and regulations, or that violations will not occur, particularly given the complexity of both these laws and our business, as well as the uncertainties that accompany new laws.

In addition, in recent years, in the United States certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the CCPA requires businesses that process the personal information of California residents to among other things provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, and opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service provider that process California resident personal information on the business’s behalf. The effects of this legislation are far-reaching and have required and may continue to require us to modify our data processing practices and policies and to incur significant costs and expenses in an effort to comply. The enactment of the CCPA has also prompted a wave of similar data privacy laws in other states across the United States. For example, since the CCPA went into effect, general data privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. Similar laws have been proposed in many other states and at the federal level as well. Recent, new, and proposed state and federal legislation relating to data privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional compliance programs, could impact strategies and availability of previously useful information, and could result in increased compliance costs and/or changes in business practices and policies.

Besides the UK, EEA and the United States, our global reach means we may be or become subject to other privacy regimes, and new laws are being enacted regularly, including laws which may have potentially conflicting requirements that would make compliance challenging. If the trend of increasing enforcement by regulators of such laws as reflected in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. For example, UFC operates a UFC Performance Institute, among other significant operations, in China. As such, we may be subject to various aspects of the country’s onerous data compliance regime, which can include the Cybersecurity Law, the Data Security Law and the Personal Information Protection Law (“PIPL”). In addition, the relevant government authorities of China promulgated several regulations or released a number of draft regulations for public comments that are designed to provide further implementation guidance in accordance with these laws. We cannot predict what impact the new laws and regulations or the increased costs of compliance, if any, will have on our operations in China, in particular the Data Security Law or PIPL, due to their recent enactment and the limited guidance available. It is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities as these laws are drafted broadly and, thus, leave great discretion to the relevant government authorities to exercise.

Further, we are subject to laws, regulations and standards in the United States covering marketing, advertising, cookies, tracking technologies, e-marketing, and other activities conducted by telephone, email, mobile devices and the internet, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Video Privacy Protection Act (the “VPPA”), and similar state consumer protection and communication privacy laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. We have received one or more claims of violation of the VPPA, though none resulting in significant liability or expense.

Finally, regulation of cookies and similar technologies, and any use of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to better understand users. Recent U.S. and European court and regulator decisions are driving increased attention to cookies and tracking technologies and privacy activists are referring non-compliant companies to regulators. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a customer’s or user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive, and which may be replaced by an EU regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. If the trend of increasing enforcement by regulators of the strict approach including opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

The effects of any applicable U.S. federal, state and local laws and regulations, and international laws and regulations that are currently in effect or that may go into effect in the future, are significant (and may be assessed based on a percentage of revenue) and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Responding to allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risks of litigation (including class action lawsuits) or the imposition of consent orders, enforcement notices, assessment notices (for a compulsory audit), resolution agreements, orders to cease/change our processing of personal data, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we or our third-party service providers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our or our third-party service providers’ businesses. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.

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

Fans have the ability to receive streaming WWE content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-Ray players. We intend to continue to offer WWE Network in international markets through available platforms and partners. As a result, we rely on outside partners to develop, supply and maintain technology and infrastructure necessary to deliver our content and interact with the user. If we are not successful in maintaining, renewing and/or replacing this technology or if we or Peacock are not successful in entering into and maintaining relationships with platform providers, if we or our partners (including Peacock) encounter technological, licensing or other impediments to streaming our content, or if viewers either upgrade existing platforms or migrate to new platforms in such a way that we or our partners (including Peacock) do not or cannot deliver through the new or upgraded platform, our ability to reach our fans and monetize our content successfully could be adversely impacted. Certain platforms, such as Amazon, Apple, Facebook, Hulu and YouTube, offer their owned or licensed content and, therefore, may be disincentivized to promote and deliver our content at the same level as provided for their content.

We may be unable to protect and enforce our intellectual property rights, which could enable others to copy or use aspects of our intellectual property rights without compensating us, which may substantially harm our business and operating results.

Our brands and logos along with our premium content and television footage are essential to our success and competitive position. We rely on a combination of trademarks, copyrights, patents, trade secrets and contractual provisions to establish and protect our intellectual property rights in the jurisdictions where we operate.

We have invested significant resources in registering and maintaining trademarks associated with our brands including, but not limited to, “UFC,” “OCTAGON,” “ULTIMATE FIGHTING CHAMPIONSHIP,” “AS REAL AS IT GETS,” “ULTIMATE FIGHTER,” “WWE,” “RAW,” “SMACKDOWN,” “NXT” and “WRESTLEMANIA,” as well as the UFC and WWE logos and the 2 dimensional octagon shape, in an attempt to obtain and protect our brands and their public recognition. During trademark registration proceedings, we may receive rejections of our applications by the United States Patent and Trademark Office or equivalent authorities in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections and, consequently, may be unable to obtain sufficient protection for certain trademarks in certain jurisdictions where we operate. Further, our intellectual property rights may be challenged, opposed, and/or invalidated by third parties and may not be strong enough to provide meaningful commercial competitive advantage. In addition, we may seek to oppose, cancel and/or invalidate a third party’s intellectual property rights if we deem such intellectual property infringes, dilutes, misappropriates or otherwise violates our intellectual property rights but we may be unsuccessful in doing so. If we fail to secure intellectual property rights or maintain our intellectual property, competitors might be able to use our brands or other intellectual property, which may have adverse financial and operational impacts on our business.

Further, policing unauthorized use and other violations of our intellectual property is difficult and costly, particularly given our global scope. We may be unable to prevent others from infringing, diluting, misappropriating or otherwise violating our intellectual property rights. If we are unable to maintain and protect our intellectual property rights adequately, we may lose an important competitive advantage in the markets in which we operate, which may have adverse financial and operational impacts on our business. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, our intellectual property is at greater risk in those countries even where we take additional steps to protect our intellectual property. We cannot guarantee that the available legal steps we have taken, and take in the ordinary course of business, to reasonably protect our intellectual property will be successful or predict whether these steps will be adequate to prevent infringement or misappropriation of these rights. In addition, we may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in foreign jurisdictions. Any such direct or indirect loss of rights in these assets could negatively impact our business.

We may license our trademarks and trade names to third parties, such as distributors, consumer product licensees and sponsors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights and intellectual property rights related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations. Our technology, data and intellectual property are subject to a heightened risk of theft, unauthorized use or compromise to the extent that we engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as trademarks, copyrights, trade secrets, know-how and customer information and records. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Piracy, in particular, threatens to damage our business as piracy services are subject to rapid global growth. The success of our streaming video solutions with respect to both live and video-on-demand content (e.g., UFC Fight Pass) is directly threatened by the availability and use of pirated alternatives, including the live streaming of our live events on social media and other platforms. The value that streaming services are willing to pay for content that we develop may be reduced if piracy prevents these services from realizing adequate revenues. The value individual consumers are willing to pay for content that we develop may be reduced if piracy presents a sufficiently compelling consumer proposition. These activities could result in lost revenue and a reduction in the value of our media rights which may materially and adversely affect our business, results of operation, financial condition and prospects.

We may be subject to intellectual property rights claims by third parties, which are costly to defend, could require us to pay significant damages and could limit our ability to use our intellectual property

From time to time, in the ordinary course of our business, we become involved in litigation or disputes with third parties related to intellectual property. Any litigation or dispute involving the scope or enforceability of our intellectual property rights or any allegation that we infringe, misappropriate, violate or dilute the intellectual property rights of others, regardless of the merit of these claims, could be costly and time-consuming. If any infringement or other intellectual property claim made against us by any third party is successful or if we are required to indemnify a third party with respect to such a claim, we may be required to, or decide to, cease use of one of our brands, rebrand or obtain non-infringing intellectual property (such as through a license). Such license may not be available on commercially reasonable terms, if at all, or may be nonexclusive, thereby giving our competitors and other third parties access to the same intellectual property rights licensed to us, which could result in harm to our competitive position and could adversely affect our business and financial condition. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments related to our intellectual property, and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on our valuation and business. Any adverse ruling or perception of an adverse ruling in defending our intellectual property rights could have an adverse impact on our business and financial condition or ability to engage in certain business activities. Such litigation or proceedings could increase our operating losses and reduce the resources available for development activities and future sales, marketing and distribution activities. If we are found to infringe, misappropriate, dilute or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, or pay substantial royalties and other fees.

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

We review our goodwill for impairment annually as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. Additionally, we assess if impairment indicators exist related to finite-lived intangible assets at each reporting period within our asset groups. To the extent an event occurs suggesting that an asset group’s carrying amount is not recoverable, an impairment assessment is performed. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Adverse impacts to our business could result in impairments and significant charges to earnings.

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

•environmental protection regulations;

•compliance with current and future privacy and data protection laws imposing requirements for the collecting, processing, storing and protection of personal or sensitive information, including the Federal Trade Commission Act, the CCPA and other state privacy laws, the GDPR and the E.U. e-Privacy Regulation;

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

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. SmackDown is currently on broadcast television on the Fox Network and will move to USA Network beginning October 2024, NBCU currently carries Raw, which will move to Netflix beginning January 2025, and certain of our other programming is distributed on-demand via cable and satellite operators. We are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements applicable to programming distributed over television broadcast stations, cable and satellite, as well as for certain of our programming distributed via online platforms that has been televised via broadcast television, cable or satellite. Any failure to remain in compliance with these requirements could expose us to substantial costs and adverse publicity which could impact our operating results. Changes in FCC regulations, and the ongoing reallocation of satellite spectrum for “5G” next generation wireless broadband use, could impact the availability of satellite transmission spectrum for video programming distribution, which could increase the transmission costs of certain of our programming and/or affect transmission quality and reliability. The markets for programming in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to the production and distribution of video programming are announced from time to time. Compliance by our licensees with these initiatives and/or their noncompliance of governmental policies could restrict our program distribution and adversely affect our levels of viewership, result in adverse publicity and/or otherwise impact our operating results.

We have a substantial amount of indebtedness, which could adversely affect our business, and we cannot be certain that additional financing will be available on reasonable terms when required, or at all.

As of December 31, 2023, we had an aggregate of $2.7 billion outstanding indebtedness under the Credit Facilities, with the ability to borrow approximately $205 million more pursuant to the Revolving Credit Facility.

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

Despite this substantial indebtedness, we may still have the ability to incur significantly more debt. The incurrence of additional debt could increase the risks associated with this substantial leverage, including our ability to service this indebtedness. In addition, because borrowings under the Credit Facilities bear interest at a variable rate, our interest expense could increase, exacerbating these risks. The Federal Reserve has recently raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. Increases in these rates may increase our interest expense. For example, for the year ended December 31, 2023, interest expense experienced a net increase of $99.4 million, or 71%, compared to the year ended December 31, 2022, primarily driven by higher interest rates on variable rate indebtedness that was partially offset by lower overall indebtedness. Further increases in interest rates and interest expense could impact the Company’s ability to service its indebtedness, increase borrowing costs in the future and reduce our funds available for operations and other purposes. Based on the outstanding indebtedness under the Credit Facilities as of December 31, 2023, a hypothetical 100 basis point increase in interest rates would have resulted in an approximately $27 million increase in annual interest expense.

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

The credit agreements governing the terms of the Credit Facilities restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness, loans and investments, liens, and affiliate transactions. The Credit Facilities also contain customary events of default, including upon a change in control. These covenants, among other things, limit our ability to fund future working capital needs and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. Such covenants could limit the flexibility of our subsidiaries in planning for, or reacting to, changes in the sports and entertainment industries. Our ability to comply with these covenants is subject to certain events outside of our control. Additionally, we may in the future need to amend or obtain waivers to our existing covenants and cannot guarantee that we will be able to obtain those amendments or waivers on commercially reasonable terms or at all. If we are unable to comply with these covenants, the lenders under the Credit Facilities could terminate their commitments and accelerate repayment of our outstanding borrowings, which also may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. If such an acceleration were to occur, we may be unable to obtain adequate refinancing indebtedness for our outstanding borrowings on favorable terms, or at all. We have pledged a significant portion of our assets as collateral under the Credit Facilities. If we are unable to repay our outstanding borrowings when due, the lenders under the Credit Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them, which may have an adverse effect on our business, financial condition, and operating results.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make payments on, or to refinance our obligations under, our indebtedness will depend on future operating performance and on economic, financial, competitive, legislative, regulatory, and other factors. Many of these factors are beyond our control. Our consolidated cash balance also includes cash from other consolidated non-wholly owned entities. These entities may have restrictions on their ability to distribute cash to the rest of the company, including under the terms of applicable operating agreements or debt agreements, which may require the approval of certain third parties based on the timing and amount of distribution. It cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness, we must continue to execute our business strategy. If we are unable to do so, we may need to refinance all or a portion of our indebtedness on or before maturity.

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

Because we derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. Dollar. We cannot, however, predict the effect of exchange rate fluctuations upon future operating results. Although we cannot predict the future relationship between the U.S. Dollar and the currencies used by our international businesses, principally the British Pound and the Brazilian Real, we experienced a foreign exchange rate net loss of $1.4 million for the year ended December 31, 2023.

Costs associated with, and our ability to, obtain insurance could adversely affect our business.

As a result of heightened concerns and challenges regarding property, casualty, liability, business interruption, cancellation, cybersecurity and other insurance coverage resulting from terrorist and related security incidents along with varying weather-related conditions and incidents, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost and with reasonable deductibles. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits and reasonable deductibles will not adversely impact our profitability, thereby possibly impacting our operating results and growth. We have a significant investment in equipment when holding live events at venues across the world, which are generally located near major cities and which hold events typically attended by a large number of people.

We cannot assure you that our insurance policy coverage limits, including insurance coverage for property, casualty, liability and business interruption losses, cybersecurity and acts of terrorism, would be adequate should one or multiple adverse events occur, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot assure you that adequate coverage limits will be available, offered at a reasonable cost, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our venues could have an adverse effect on our financial position and future results of operations if asset damage or company liability were to exceed insurance coverage limits, or if an insurer were unable to sufficiently or fully pay our related claims or damages.

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

As a result of (among other considerations) potential differences in the amount of net taxable income allocable to the members of TKO OpCo under applicable tax rules and the lower tax rate applicable to corporations (like us) as compared to individuals (immediately following the Transactions, certain individuals owned indirect interests in TKO OpCo subjecting them to tax on income earned by TKO OpCo), it is anticipated that the tax distributions made by TKO OpCo to us may exceed the tax liabilities that we are required to pay on our allocable share of income of TKO OpCo. TKO OpCo’s payment of tax distributions to the members of TKO OpCo could result in the distribution of cash out of TKO OpCo that is in excess of what is required to permit the direct or indirect securityholders of TKO OpCo to pay their tax liabilities attributable to their direct or indirect ownership of TKO OpCo, which could have an adverse effect on TKO OpCo’s liquidity.

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

As of December 31, 2023, subsidiaries of Endeavor collectively own approximately 52.1% of the voting power of TKO and 52.1% of the economic interests in TKO OpCo. Under the Governance Agreement, dated as of September 12, 2023, by and among the Company, Endeavor, certain Endeavor subsidiaries, TKO OpCo, and Vincent McMahon (the “Governance Agreement”), Endeavor may acquire additional shares of our common stock up to an aggregate of 75% of economic or voting interest in TKO or TKO OpCo without the approval of a majority of the independent directors of our Board.

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

Endeavor’s interests may not be fully aligned with holders of our Class A common stock, which could lead to actions that are not in their best interest, because Endeavor holds its economic interest in the business through TKO OpCo, rather than through TKO. For example, Endeavor and subsidiaries of Endeavor may have different tax positions from us, which could influence Endeavor’s decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration tax or other considerations relevant to Endeavor or its subsidiaries (e.g., the effect of such transactions on Endeavor’s obligations under the tax receivable agreement to which Endeavor is a party) even where no similar considerations would apply to us. The significant ownership in the Company held by Endeavor’s subsidiaries, as well as the ability of Endeavor’s subsidiaries to control certain operations of the Company pursuant to the Services Agreement and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. Endeavor also operates a number of businesses through its subsidiaries that may conflict with the interests of the Company, or be party to agreements or engaged in activities that prevent us from performing certain business activities or owning certain assets.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, Endeavor, Mr. McMahon and their respective affiliates renounce any interest or expectancy in a transaction or matter that may be a corporate opportunity for the Company and our non-employee directors have no duty to present such corporate opportunity to us and they may invest in competing businesses or do business with our customers. To the extent that our non-employee directors invest in other businesses, they may have differing interests than our other stockholders. In addition, we may in the future partner with or enter into transactions with existing investors or their affiliates, including with respect to future investments, acquisitions, and dispositions.

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

The integration of the businesses of WWE and UFC may also be complex and time consuming and require substantial resources and effort. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized as a result. The integration process and other disruptions resulting from the Transactions, including the business combination, may also disrupt WWE’s or UFC’s ongoing businesses operations and/or adversely affect WWE’s or UFC’s relationships with employees, customers, partners, regulators and others with whom WWE and UFC have business or other dealings. Such consequences of the integration process may adversely affect our business and results of our operations.

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

•changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including in Eastern Europe and the Middle East, acts of terrorism, and pandemics or other public health crises;

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

TKO may not pay any cash dividends on our Class A common stock in the foreseeable future (except as otherwise noted below), capital appreciation, if any, may be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our Class A common stock to provide dividend income. Pursuant to the Transaction Agreement, the WWE designated directors serving on our Board of Directors were permitted to declare, set a record date for and pay a one-time special dividend on shares of our Class A common stock, which was declared on September 13, 2023 for $3.86 per share, and paid on September 29, 2023 to the stockholders of our Class A common stock of record as of September 22, 2023. With the exception of this special dividend and any potential quarterly distributions described below, we currently intend to retain our future earnings, if any, to fund the development and growth of our business.

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

In addition, the terms of the Credit Facilities include certain restrictions on our ability to pay dividends, and the terms of any future debt agreements we may elect to utilize are likely to contain similar restrictions. As a result, except as otherwise noted above, capital appreciation, if any, of our Class A common stock may be your sole source of gain for the foreseeable future and there can be no guarantee that you will receive dividends.

You will be diluted by the future issuance of our Class A common stock or issuances under our incentive plans, for acquisitions, for capital raises or otherwise.

We expect to issue additional shares of Class A common stock. Issuing additional shares of our capital stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both.

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

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships, including entities such as TKO OpCo that are taxed as partnerships. Under these rules (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. Although there are uncertainties in how these rules will continue to be implemented, they could result in TKO OpCo (or any of its applicable subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and TKO Group Holdings, as a direct or indirect member of TKO OpCo (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment had it been reflected in the previously filed partnership tax returns under audit (and even though we may not have even been an equity holder of TKO OpCo (or such other entities) during the taxable period for which the relevant audit adjustment is imposed).

Under certain circumstances, TKO OpCo may be eligible to make an election (a “Push Out Election”) to cause holders of equity interests in TKO OpCo to take into account the amount of any taxes attributable to any tax audit adjustment, including any interest and penalties, in accordance with such holders’ interest in TKO OpCo in the year under audit.

With respect to taxable periods beginning after the closing of the transactions contemplated by the Transaction Agreement, we will decide whether to cause TKO OpCo to make a Push Out Election in our discretion. If TKO OpCo does not make this election, the then-current holders of TKO OpCo Units (including the EDR subscribers, as applicable) would economically bear the burden of the understatement even if such holders had a different percentage interest in TKO OpCo during the year under audit, unless, and only to the extent, TKO OpCo recovers such amounts from current or former impacted holders of TKO OpCo. There are no assurances that TKO OpCo will recover any such amounts from current or former holders of TKO OpCo. Similar rules will also apply with respect to any of TKO OpCo’s subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes.

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

We could incur tax liabilities in connection with stock repurchases.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not our stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. We conducted certain repurchases of our stock in 2023, and accordingly may be subject to the excise tax in connection with such repurchases. If we were to conduct additional repurchases of our stock or other transactions covered by the excise tax described above, we could potentially be subject to the excise tax in connection with such transactions. Furthermore, if we decide to undertake repurchases of our Class A common stock in the future, any transfer of cash from TKO OpCo or its subsidiaries to TKO Group Holdings to fund such repurchases could result in incremental tax liabilities to TKO Group Holdings, Inc., and such tax liabilities could (depending on the circumstances surrounding the relevant repurchases) be substantial. The incurrence any of the tax liabilities described above could increase our costs and adversely affect our operating results.

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

In addition, the OECD has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the IRS or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. Changes to existing laws and regulations in connection with Pillar Two or other proposals could adversely affect our business, results of operations and financial condition.

General Risk Factors

If securities or industry analysts publish inaccurate or unfavorable research about us or our business, the price of our Class A common stock and trading volume could decline.

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

We have entered into new or complementary businesses and made equity and debt investments in other companies in the past and may continue to do so in the future. We may also enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances. Risks of this expansion and/or these investments and transactions may include, among other risks: unanticipated liabilities or contingencies including counter-party risks such as inadvertent breaches or collection difficulties; potential diversion of management’s attention and other resources, including available cash, from our existing businesses; loss on investments due to poor performance by the business invested in; inability to integrate a new business successfully; revaluations of debt and equity investments as well as market, credit and interest-rate risks (any of which could result in impairment charges and other costs); competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs, all of which could affect our business, financial condition and operating results.

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

We, as with other companies, may face increasing scrutiny related to our environmental, social and governance (“ESG”) practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. While we may at times engage in voluntary initiatives, such initiatives may be costly and may not have the desired effect. For example, we may not ultimately be able to achieve any initiatives or commitments we undertakes due to cost, technological constraints, or other factors outside of our control. Moreover, actions or statements that we may take based on expectations or assumptions that we believe to be reasonable at the time made may subsequently be determined to be erroneous or be subject to misinterpretation. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our business, brand or reputation may be negatively impacted and subject to investor or regulator engagement regarding such matters. Furthermore, some market participants, including major institutional investors, may also use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. For example, we and/or our subsidiaries may be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California, and also expect to be subject to the SEC’s climate disclosure proposal, if finalized, among other regulations or requirements. Operating in more than one jurisdiction may make our compliance with any applicable ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also cause additional impacts on our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our security approach is aligned with applicable security and/or technical requirements and best practices established by National Institute of Standards and Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that our information security team uses the NIST CSF as the framework for helping us to identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and is designed to share common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. We have a cross-functional team composed of senior IT, cybersecurity and compliance leadership from both TKO and Endeavor that typically meets on a monthly basis to discuss efforts to identify new or prospective risks, mitigate previously identified risks, and discuss recent cybersecurity events. This cross-functional team reports into an executive steering committee comprised of senior enterprise leadership which meets, at a minimum, quarterly.

We use a defense-in-depth strategy across our business applications and systems, including database encryption, encryption for laptops/desktops, endpoint-security solutions including network filtering, anti-virus, endpoint firewalls, endpoint detection/response, patch and security configuration management and monitoring through our use of a Security Information and Event Management (“SIEM”) system. The SIEM is monitored by our Security Operations Center (“SOC”). Our network and applications require multi-factor authentication, and logins are monitored for unusual activity by our SOC function. The enterprise network is protected by stateful firewalls, which are also monitored via our SOC. Our dedicated cybersecurity team engages third parties to conduct periodic infrastructure, application, compliance, and security operations testing, and threats/findings are managed through our risk-register and governance processes.

Separately, employees are trained to promptly report any suspicious behavior or events to the Company’s Core Security Incident Response team. This team includes IT, cybersecurity, compliance, and risk management team members from both TKO and Endeavor. The core team oversees the investigation and handling of all reported incidents (which incidents are tracked in real time). If the core team determines that the reported event could potentially impact personally identifiable information processed by the Company, confidential/proprietary information or cause a financial loss, the core team reports the matter to TKO’s Cybersecurity Executive Steering Committee, which includes TKO’s Chief Administrative Officer, General Counsels, Chief Financial Officer, Chief Accounting Officer, Chief Product & Technology Officer, Corporate Secretary and Head of Investor Relations, as well as Endeavor’s Chief Financial Officer, Chief Accounting Officer, General Counsel, Chief Compliance Officer, Chief Information Officer, SVP, Internal Audit, SVP, Privacy & Cybersecurity, SVP, Cybersecurity, SVP, Head of Corporate Security and Chief Communications Officer. Reported events that may cause a financial loss are also reported to the legal department’s fraud investigation team. The Cybersecurity Executive Steering Committee is charged with managing the Core Security Incident Response Team and determining whether any disclosures may be required as a result of the reported event.

Our cybersecurity risk management program, thus, includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a written cybersecurity incident response plan;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity awareness training of our employees, incident response personnel, and senior management not less often than once per calendar year;

•phishing simulations at regular intervals (not less than quarterly) to all users of the Company’s email system; and

•a third-party risk management process for service providers, suppliers, and vendors which connect to our IT systems or process data on our behalf. This risk management process is designed to review the cybersecurity protocols, policies and preparedness of any vendor that processes personally identifiable information for the Company or the Company’s confidential or proprietary information or otherwise is connected to any Company IT infrastructure before entering an agreement with such vendor and/or at least every 18 months thereafter. Such reviews consist of reviewing SOC2 Type II reports for vendors which maintain them or, for those that don’t, a review of the vendor’s responses to a detailed questionnaire. Upon a review of such responses, the Company’s cybersecurity team may propose contractual remediation obligations to be agreed upon by the vendor.

Our continually evolving cybersecurity strategies are informed by multiple threat intelligence resources, the status of ongoing remediation plans, and technical developments. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A. “Risk Factors – Risks Related to Our Business — Failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of the Board (the “Audit Committee”) oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from management on our cybersecurity risks, and also receives, at least annually, a detailed briefing from management on our cyber risk management program’s status including all strategic initiatives. In addition, management updates the Audit Committee, as necessary, regarding potentially significant cybersecurity incidents consistent with written escalation protocols, as well as incidents with lesser impact potential. The Audit Committee members also receive presentations on cybersecurity topics from Endeavor’s Chief Compliance Officer, Chief Information Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. The full Board receives regular updates regarding the Audit Committee’s activities.

Our management team, including Endeavor’s Chief Compliance Officer, Chief Information Officer, SVP, Privacy & Cybersecurity, and SVP, Cybersecurity, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Information Officer is responsible for implementation and enforcement of written information security policies. The Chief Information Officer has designated leaders, including the SVP, Cybersecurity, to be responsible for overall management of the information security management program, including developing and operating within the defined global information security controls to protect our IT systems, selecting and supervising retained cybersecurity consultants, and working with Legal, Compliance, and Human Resources personnel to develop and launch appropriate information security training of our workforce. Our management team has decades of experience leading and managing cybersecurity teams as well as professional credentials in cybersecurity and data privacy. Our SVP, Privacy & Cybersecurity, leads a team of five dedicated privacy professionals in the Legal department.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties

The following table sets forth the location, use and ownership or leasehold interest in various significant facilities as of December 31, 2023. The leases referenced below expire at various times through 2035, subject to renewal and early termination options. We consider each of these properties to be in good condition, adequate for its purpose and our current needs, and suitably utilized according to the individual nature and requirements of the relevant operations.

Location	Use	Segments	Owned/ Leased
200 Fifth Avenue, New York, New York	Corporate offices	Corporate	Leased
10250 Constellation Boulevard, Suite 1640, Los Angeles, California	Corporate offices	WWE; Corporate	Leased
345 Ely Avenue, Norwalk, Connecticut	Warehouse	WWE	Leased
677 and 707 Washington Boulevard, Stamford, Connecticut	Corporate offices and new WWE headquarters	WWE; Corporate	Leased
1241 East Main Street, Stamford, Connecticut	Corporate offices and former WWE headquarters	WWE; Corporate	Owned
88 Hamilton Avenue, Stamford, Connecticut	Media production center	WWE	Owned
120 Hamilton Avenue, Stamford, Connecticut	TV production studio	WWE	Owned
6650 S. Torrey Pines Drive, Las Vegas, Nevada	UFC headquarters and Performance Institute	UFC; Corporate	Owned
6650 El Camino Road, Las Vegas, Nevada	Media production center and studio	UFC	Owned
1376 West Nanjing Road, Shanghai Centre, Level 7, Suite #732, Shanghai, China	UFC Performance Institute	UFC	Leased
Bahía de Todos Los Santos 157, Col. Verónica Anzures, Alc. Miguel Hidalgo, C.P. 11300, Mexico City, Mexico	UFC Performance Institute	UFC	Leased

In addition, we own and lease several other offices that are not material to our operations. See Note 20, Leases, to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on our lease commitments.

Item 3. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 21, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed and traded on the NYSE under the symbol “TKO.” Our Class B common stock is not listed nor traded on any stock exchange.

Holders

As of January 31, 2024, there were 6,093 holders of record of our outstanding Class A common stock and three holders of our outstanding Class B common stock. These numbers do not include those who hold in “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

We do not currently anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. If we decide to pay cash dividends in the future, the declaration and payment of such dividends will be at the sole discretion of our Board and may be discontinued at any time. In determining the amount of any future dividends, our Board will take into account any legal or contractual limitations, restrictions in our debt agreements, including the Credit Facilities, our actual and anticipated future earnings, cash flow, debt service and capital requirements, the amount of distributions to us from TKO OpCo and other factors that our Board may deem relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Facilities” for more information on the restrictions the Credit Facilities impose on our ability to declare and pay cash dividends. Because we are a holding company, our cash flow and ability to pay dividends depends upon the financial results and cash flows of our operating subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise from TKO OpCo. See “Risk Factors – Risks Related Our Class A Common Stock – Because we do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future (except as otherwise noted under “Dividend Policy”), capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.”

However, to the maximum extent permitted by law, we expect to make quarterly distributions of cash received from TKO OpCo in excess of cash required for our taxes or other costs or expenses, unless a majority of the Board determines that TKO OpCo has a bona fide need for such cash (e.g., potential acquisitions) and determines to loan such excess cash to TKO OpCo at market rates.

Such determination is based on a number of considerations, including, but not limited to, our results of operations and capital management plans, the market price of our Class A common stock, the availability of funds to TKO Group Holdings, industry practice and other factors deemed relevant by the Board. In addition, our ability to pay distributions and the amount of any distributions ultimately paid in respect of our common stock is, in each case, subject to us receiving funds, directly or indirectly, from our operating subsidiaries, including the operating subsidiaries of TKO OpCo.

Furthermore, the ability of the operating subsidiaries of TKO OpCo to make distributions to us depends on the satisfaction of applicable state law and is subject to any covenants and restrictions in existing agreements with respect to such distributions, and the ability of TKO OpCo to receive distributions from its own subsidiaries will continue to depend on applicable state law with respect to such distributions. There can be no guarantee that our stockholders will receive or be entitled to dividends.

Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of Class A common stock of the Company made during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
October 1, 2023 to October 31, 2023	—	—	—	$—
November 1, 2023 to November 30, 2023	1,308,729	$76.41	1,308,729	$—
December 1, 2023 to December 31, 2023	—	—	—	$—
Total	1,308,729		1,308,729

(1)On November 9, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with TKO OpCo, Morgan Stanley & Co. LLC, as representative of the various underwriters (collectively, the “Underwriters”), and Mr. McMahon, in connection with the underwritten secondary offering by Mr. McMahon of 8.4 million shares of our Class A common stock at an offering price of $79.80 per share (the “Secondary Offering”). Pursuant to the Underwriting Agreement, we agreed to purchase 1,308,729 shares of Class A common stock from the Underwriters, at a price per share equal to the price being paid by the Underwriters to Mr. McMahon, resulting in an aggregate purchase price of approximately $100.0 million. See Note 10, Stockholders’/Members’ Equity, to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Secondary Offering and our share repurchase.

Stock Performance Graph

The following graph illustrates the total return from September 12, 2023 (the date our Class A common stock began trading on NYSE) through December 31, 2023, for (i) our Class A common stock, (ii) the S&P MidCap 400 Index, and (iii) the S&P 1500 Media and Entertainment Industry Group Index. The graph assumes that $100 was invested on September 12, 2023 in each of our Class A common stock, the S&P MidCap 400 Index, and the S&P 1500 Media and Entertainment Industry Group Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth in our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The historical financial data discussed below reflects our historical results of operations and financial position and relates to periods prior to the Transactions (as defined below). As a result, the following discussion does not reflect the significant impact that such events will have on us. This discussion contains forward-looking statements based upon management’s current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various known and unknown factors, including those set forth under Part I, Item 1A. “Risk Factors” and in other sections of this Annual Report.

The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2023 and 2022. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2022 and 2021 can be found in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus on Form 424(b)(3) filed with the SEC on May 14, 2023.

Overview

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment brands. The Company monetizes its media and content properties through four principal activities: Media rights and content, Live events, Sponsorship and Consumer products licensing.

TKO was formed through the combination of Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC) which owns and operates the Ultimate Fighting Championship (“UFC”), a preeminent combat sports brand and a subsidiary of Endeavor Group Holdings, Inc. (“Endeavor”), a global sports and entertainment company, and World Wrestling Entertainment, Inc. (n/k/a/ World Wrestling Entertainment, LLC) (“WWE”), a renowned sports entertainment business. The Transactions unite two complementary sports and sports entertainment brands in a single company supported by Endeavor’s capabilities in premium IP ownership, talent representation, live events and experiences. For additional information regarding the terms of the Transactions, see Note 4, Acquisition of WWE, to our audited consolidated financial statements included in this Annual Report.

Segments

As of December 31, 2023, we operated our business under two reportable segments, UFC and WWE. In addition, we also report results for the “Corporate” group, which incurs expenses that are not allocated to the business segments.

UFC

The UFC segment reflects the business operations of UFC. Revenue from our UFC segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; sponsorships; and consumer product licensing agreements of UFC-branded products.

WWE

The WWE segment reflects the business operations of WWE. Revenue from our WWE segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; sponsorships; and consumer product licensing agreements of WWE-branded products.

Corporate

Corporate reflects operations not allocated to the UFC or WWE segments and primarily consists of general and administrative expenses. These expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support both reportable segments. Corporate expenses also include service fees paid by the Company to Endeavor under the Services Agreement, inclusive of fees paid for revenue producing services related to the segments.

Components of Our Operating Results

Revenue

TKO primarily generates revenue via domestic and international media rights fees, ticket sales and site fees at our live events, sponsorships, and consumer products licensing.

Direct Operating Costs

TKO’s direct operating costs primarily include costs associated with our athletes and talent, production, marketing, venue costs related to live events, and commissions and direct costs with distributors, as well as certain service fees paid to Endeavor.

Selling, General and Administrative

TKO’s selling, general and administrative expenses primarily include personnel costs as well as rent, travel, professional service costs and certain service fees paid to Endeavor.

Provision for Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. operates and controls all the business and affairs of UFC and WWE. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes. TKO OpCo’s U.S. subsidiaries are subject to withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. TKO OpCo is subject to entity-level income taxes in certain U.S. state and local jurisdictions.

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the years ended December 31, 2023 and 2022. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Year Ended December 31,
	2023	2022
Revenue	$1,675.0	$1,140.1
Operating expenses:
Direct operating costs	514.6	325.6
Selling, general and administrative expenses	549.1	210.1
Depreciation and amortization	164.6	60.0
Total operating expenses	1,228.3	595.7
Operating income	446.7	544.4
Other expenses:
Interest expense, net	(239.0)	(139.6)
Other expense, net	(0.2)	(1.3)
Income before income taxes and equity losses of affiliates	207.5	403.5
Provision for income taxes	31.5	14.3
Income before equity losses of affiliates	176.0	389.2
Equity losses of affiliates, net of tax	0.3	0.2
Net income	175.7	389.0
Less: Net (loss) income attributable to non-controlling interests	(32.5)	1.7
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	243.4	387.3
Net loss attributable to TKO Group Holdings, Inc.	$(35.2)	$—

Revenue

Revenue increased by $534.9 million, or 47%, to $1,675.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•UFC revenue increased by $152.1 million, or 13%. This increase was primarily driven by $76.2 million of increased media rights and content from higher domestic and international rights fees resulting from increases in contractual revenues, higher fees associated with international renewals and one additional PPV event compared to the prior year period. Additionally, the increase in revenue was due to $42.6 million of greater live event revenue from having 26 events with live audiences compared to 21 events in the prior year and higher site fees, $29.5 million of higher sponsorship from new sponsors and increases in fees from renewals and $3.8 million of increased consumer products licensing revenue from greater video game royalties.

•WWE contributed revenue of $382.8 million for the period from September 12, 2023 through December 31, 2023 following its acquisition. This revenue was driven by $249.5 million of media rights and content primarily associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, as well as $87.7 million of live event revenue which was primarily driven by site fees associated with the Crown Jewel premium live event in Saudi Arabia as well as hosting 75 other events with live ticketed audiences. Additionally, this revenue was driven by $27.6 million of consumer products licensing related to the sale of WWE-branded products and $18.0 million of sponsorship revenue from the sale of advertising.

Direct Operating Costs

Direct operating costs increased by $189.0 million or 58% to $514.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•UFC direct operating costs increased by $57.8 million, or 18%. This increase was primarily due to higher costs of $45.7 million from different athlete matchups, as well as higher production costs associated with having one additional PPV event and five additional international events than in the prior year, and direct costs associated with the increase in revenue described above. The increase was also driven by greater marketing and venue expenses due to having 26 events with live audiences compared to 21 events in the same prior year period.

•WWE contributed direct operating costs of $127.8 million for the period from September 12, 2023 through December 31, 2023 following its acquisition. These costs were primarily driven by talent and production-related costs associated with WWE’s premium live events and weekly television programming, as well as event-related costs associated with 76 live events during the period and $2.1 million of charges associated with restructuring activities related to the Transactions.

•Corporate direct operating costs increased by $3.4 million. This increase was primarily related to service fees paid to Endeavor for various operational functions that support revenue generating activities pursuant to the Services Agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $339.0 million, or 161%, to $549.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•UFC selling, general and administrative expenses increased by $16.9 million, or 11%. This increase was primarily driven by higher cost of personnel from greater headcount and increased travel expenses and other operating expenses associated with having one additional PPV events and five additional international events than in the prior year.

•WWE contributed selling, general and administrative expenses of $134.4 million, which was primarily driven by $94.8 million of personnel costs, including $28.5 million of charges associated with restructuring activities related to the Transactions, as well as travel and other operating expenses for the period from September 12, 2023 through December 31, 2023.

•Corporate selling, general and administrative expenses increased by $187.7 million. This increase was primarily due to $83.8 million of professional fees and bonuses incurred related to the Transactions during the current year period, as well as $32.0 million of higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the Transactions. The acquisition of WWE contributed $71.9 million of expenses to Corporate, which was primarily driven by legal costs, including a legal settlement of $20.0 million, as well as personnel costs, including $10.8 million of charges associated with restructuring activities related to the Transactions.

Depreciation and Amortization

Depreciation and amortization increased $104.6 million, or 174%, to $164.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to $103.8 million of expenses associated with the acquisition of WWE.

Interest Expense, Net

Interest expense, net increased $99.4 million, or 71%, to $239.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by significantly higher interest rates on variable rate debt slightly offset by lower indebtedness.

Provision for Income Taxes

For the year ended December 31, 2023, TKO recorded a provision for income taxes of $31.5 million compared to a provision of $14.3 million for the year ended December 31, 2022. This was primarily related to an increase in federal U.S. tax due to TKO’s new corporate structure as a result of the Transactions.

Net (Loss) Income Attributable to Non-Controlling Interests

Net (loss) income attributable to non-controlling interests was a loss of $32.5 million and income of $1.7 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to the change in the amount of reported net income for the year ended December 31, 2023 as compared to the reported net income for the year ended December 31, 2022 as well as the effect of the Transactions.

Segment Results of Operations

As of December 31, 2023, we classified our business into two reportable segments: UFC and WWE. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
Revenue:
UFC	$1,292.2	$1,140.1
WWE	382.8	—
Total Revenue	$1,675.0	$1,140.1

	Year Ended December 31,
	2023	2022
Adjusted EBITDA:
UFC	$755.7	$680.6
WWE	163.0	—
Corporate	(109.6)	(51.9)
Total Adjusted EBITDA	$809.1	$628.7

UFC

The following table sets forth our UFC segment results for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Revenue
Media rights and content	$870.6	$794.4
Live events	167.9	125.3
Sponsorship	196.3	166.8
Consumer products licensing	57.4	53.6
Total Revenue	$1,292.2	$1,140.1

Direct operating costs	$383.4	$325.6
Selling, general and administrative expenses	$153.1	$133.9
Adjusted EBITDA	$755.7	$680.6
Adjusted EBITDA margin	58%	60%

Operating Metrics
Number of events
Numbered events	14	13
Fight Nights	29	29
Total events	43	42

Location of events
United States	33	37
International	10	5
Total events	43	42

WWE

The following table sets forth our WWE segment results for the post-acquisition period from September 12, 2023 through December 31, 2023:

	Year Ended December 31,
	2023	2022
Revenue
Media rights and content	$249.5	$—
Live events	87.7	—
Sponsorship	18.0	—
Consumer products licensing	27.6	—
Total Revenue	$382.8	$—

Direct operating costs	$125.7	$—
Selling, general and administrative expenses	$94.1	$—
Adjusted EBITDA	$163.0	$—
Adjusted EBITDA margin	43%	—

Operating Metrics
Number of events
Premium live events	3	N/A
Televised events	27	N/A
Non-televised events	46	N/A
Total events	76	N/A

Location of events
United States	66	N/A
International	10	N/A
Total events	76	N/A

Corporate

Corporate expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support both reportable segments. Corporate expenses also include service fees paid by the Company to Endeavor related to corporate activities as well as revenue generating activities under the Services Agreement.

The following table displays results for Corporate for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Adjusted EBITDA	$(109.6)	$(51.9)

Adjusted EBITDA for the year ended December 31, 2023 decreased by $57.7 million, or 111%, compared to the year ended December 31, 2022. The acquisition of WWE contributed corporate expenses of $31.7 million for the period from September 12, 2023 through December 31, 2023, primarily driven by the cost of personnel and other general and administrative expenses. The remaining decrease of $26.0 million was driven by increases in cost of personnel, including TKO executive compensation following the Transactions, and other general and administrative expenses, including public company expenses following the Transactions.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Year Ended December 31,
	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net income	$175.7	$389.0
Provision for income taxes	31.5	14.3
Interest expense, net	239.0	139.6
Depreciation and amortization	164.6	60.0
Equity-based compensation expense (1)	57.1	23.7
Merger and acquisition costs (2)	83.8	—
Certain legal costs (3)	34.2	0.8
Restructuring, severance and impairment (4)	21.5	—
Other adjustments (5)	1.7	1.3
Total Adjusted EBITDA	$809.1	$628.7
Net income margin	10%	34%
Adjusted EBITDA margin	48%	55%

(1)Equity-based compensation represents non-cash compensation expense for awards issued under Endeavor’s 2021 Plan subsequent to its April 28, 2021 IPO, for the Replacement Awards and for awards issued under the 2023 Incentive Award Plan. For the year ended December 31, 2023, equity-based compensation includes $19.9 million of expense associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate.

(2)Includes certain costs of professional fees and bonuses related to the Transactions and payable contingent on the closing of the Transactions.

(3)Includes costs related to certain litigation matters including antitrust matters for UFC and WWE, matters where Mr. McMahon has agreed to make future payments to certain counterparties personally and, for the year ended December 31, 2023, the settlement of a WWE antitrust matter for $20.0 million.

(4)Includes costs resulting from the Company’s cost reduction program during the year ended December 31, 2023, as described in Note 17, Restructuring Charges, to our audited consolidated financial statements.

(5)For the year ended December 31, 2023, other adjustments was comprised primarily of losses of $1.4 million and $1.1 million, respectively, on the disposal of assets and foreign exchange transactions. For the year ended December 31, 2022, other adjustments was comprised primarily of losses of $1.3 million on foreign exchange transactions.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt.

Credit Facilities

As of December 31, 2023, there was outstanding an aggregate of $2.7 billion of first lien term loans under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility”, and, together with the First Lien Term Loan, the “Credit Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof.

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

As of December 31, 2023, the Company had the option to borrow incremental term loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on its First Lien Leverage Ratio. The Credit Agreement includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Revolving Credit Facility has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving loan borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at TKO’s option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. In April 2023, the parties amended the terms of the Revolving Credit Facility to replace adjusted LIBOR reference rate used for the facility with SOFR plus 2.75-3.00%. The Company pays a commitment fee of 0.25-0.50%, based on the First Lien Leverage Ratio and letter of credit fees of 0.125%.

In November 2023, the Company borrowed $100.0 million under its Revolving Credit Facility to fund certain share repurchases that occurred during the fourth quarter of 2023. In December 2023, the Company fully repaid the $100.0 million amount outstanding. As of December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility and no outstanding letters of credit. The Revolving Credit Facility matures on October 29, 2024.

The Revolving Credit Facility is subject to a financial covenant if greater than 35% of the borrowing capacity of the Revolving Credit Facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on December 31, 2023, as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Credit Agreement contains certain restrictive covenants around indebtedness, liens, fundamental changes, guarantees, investments, asset sales and transactions with affiliates.

The borrower’s obligations under the Credit Facilities are guaranteed by certain of TKO OpCo’s indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions.

Restrictions on Dividends

The Credit Agreement contains restrictions on TKO’s ability to make distributions and other payments from the respective credit groups. These restrictions on dividends include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket, which generally provides for no restrictions as long as the Total Leverage Ratio (as defined in the Credit Agreement) is less than 5.0x.

Other Debt

In October 2018, UFC entered into a $28.0 million Loan Agreement and a $12.0 million Loan Agreement in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except the $28.0 million Loan Agreement is secured by a deed of trust for UFC’s headquarters building and underlying land in Las Vegas and the $12.0 million Loan Agreement is secured by a deed of trust for the acquired building and its adjacent land, also located in Las Vegas. The Secured Commercial Loans bear interest at a rate of LIBOR plus 1.62% (with a LIBOR floor of 0.88%). In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR, and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The applicable loan agreements each contain a financial covenant that requires UFC to maintain a Debt Service Coverage Ratio as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis (the “Secured Commercial Loan Covenant”). As of December 31, 2023, UFC was in compliance with the Secured Commercial Loan Covenant.

Cash Flows Overview

	Year Ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities	$468.4	$501.7
Net cash provided by (used in) investing activities	$12.3	$(13.3)
Net cash used in financing activities	$(424.5)	$(1,181.4)

Operating activities decreased from $501.7 million of cash provided in the year ended December 31, 2022 to $468.4 million of cash provided in the year ended December 31, 2023. Cash provided in the year ended December 31, 2023 was primarily due to a decline in net income for the period of $213.3 million, which included an increase in certain non-cash items, including depreciation and amortization of $104.6 million and equity-based compensation of $33.4 million, coupled with the increase in accounts payable and accrued liabilities of $18.5 million primarily due to the timing of events and incentive compensation. Cash provided in the year ended December 31, 2022 was primarily due to an increase in net income for the period of $115.4 million, which included a decrease in certain non-cash items, including equity-based compensation of $40.1 million, partially offset by the increase in accounts receivable of $30.8 million and decrease in deferred revenue of $18.8 million which were both driven by the timing of events and customer payments.

Investing activities increased from $13.3 million of cash used in the year ended December 31, 2022 to $12.3 million of cash provided in the year ended December 31, 2023. Cash provided in the year ended December 31, 2023 primarily reflects $381.2 million of cash acquired from WWE as part of the Transactions partially offset by the payment of $321.0 million of deferred compensation in the form of a dividend to former WWE shareholders. During the year ended December 31, 2023, the Company also made purchases of $48.6 million related to payments for property, buildings and equipment. Cash used in the year ended December 31, 2022 primarily reflects payments for property, buildings and equipment.

Financing activities decreased from $1,181.4 million of cash used in the year ended December 31, 2022 to $424.5 million of cash used in the year ended December 31, 2023. Cash used in the year ended December 31, 2023 primarily reflects net distributions to Endeavor and subsidiaries of $296.6 million, share repurchases of $100.0 million of common stock and net payments on debt of $33.4 million. Cash used in the year ended December 31, 2022 primarily reflects distributions to Endeavor and subsidiaries of $1,095.9 million and net payments on debt of $82.6 million.

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

Contractual Obligations, Commitments and Contingencies

The following table represents our contractual obligations as of December 31, 2023, aggregated by type:

						After
(in millions)	2024	2025	2026	2027	2028	2028	Total
Long-term debt, principal payments (1)	$32.6	$32.6	$2,668.4	$1.6	$25.4	$—	$2,760.6
Long-term debt, interest payments (2)	235.3	230.7	113.5	1.3	1.0	—	581.8
Operating leases (3)	6.8	6.6	6.3	5.8	4.3	20.4	50.2
Finance leases (3) (4)	27.6	24.6	24.6	20.6	19.5	498.6	615.5
Service contracts and commitments (5)	134.8	133.5	95.9	72.5	73.1	125.0	634.8
Total commitments	$437.1	$428.0	$2,908.7	$101.8	$123.3	$644.0	$4,642.9

(1)The principal balance of certain debt is repaid on a quarterly basis, with the balance due at maturity. See Note 8, Debt, to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.

(2)Variable interest rate payments on our long-term debt are calculated based on the current interest rate as of December 31, 2023 and the scheduled maturity of the underlying loans.

(3)Our operating and finance leases are primarily for office facilities and equipment. Certain of these leases contain provisions for rent escalations or lease concessions. The obligations disclosed in the table above are presented on an undiscounted basis. See Note 20, Leases, to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.

(4)Our finance lease payments include $358.8 million related to options to extend WWE’s global headquarters lease that are reasonably certain of being exercised.

(5)See Note 21, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.

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

We believe the following estimates related to certain of our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in this Annual Report for a summary of our significant accounting policies.

Revenue Recognition

We have revenue recognition policies for our various operating segments that are appropriate to the circumstances of each business.

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. ASC 606 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates.

Arrangements with Multiple Performance Obligations

We have various types of contracts with multiple performance obligations, primarily consisting of multi-year sponsorship and media rights agreements. The transaction price in these types of contracts is allocated on a relative standalone selling price basis. We typically determine the standalone selling price of individual performance obligations based on management estimates, unless standalone selling prices are observable through past transactions. Estimates used to determine a performance obligation’s standalone selling price impact the amount and timing of revenue recognized, but not the total amount of revenue to be recognized under the arrangement.

Principal versus Agent

We enter into many arrangements that require management to determine whether we are acting as a principal or an agent. This determination involves judgment and requires evaluation as to whether the Company controls the goods or services before they are transferred to the customer. As part of this analysis, the Company considers whether we are primarily responsible for fulfillment of the promise to provide the specified service, have inventory risk and have discretion in establishing prices. For events, this determination is primarily based on whether we own and control the event. For media rights distribution, this determination is primarily based on whether we have control over the media rights including inventory risk and setting pricing with customers. For re-billable expenses related to advertising and brand activation services, this determination is primarily based on whether we are responsible for fulfillment of the services to the customer. If our determinations were to change, the amounts of our revenue and operating expenses may be different.

Timing of Recognition

Media Rights and Content Revenue

Broadcast and streaming rights fees received from distributors of our live event and television programming, both domestic and internationally, are recorded when the live event or program has been delivered and is available for distribution. Certain of our media rights are typically sold in multi-year arrangements and are generally comprised of multiple performance obligations that involve the allocation of transaction price based on the relative standalone selling price of each performance obligation. TKO uses its estimate of standalone selling price to allocate transaction price. Any advance payments received from distributors are deferred upon collection and recognized into revenue as content is delivered.

We recognize revenue from PPV programming from live sporting events when the event is aired. PPV programming is distributed through cable, satellite and digital providers. UFC and WWE receive a fixed license fee for its domestic residential PPV programming under a long-term contract. For UFC and WWE’s international and commercial PPV, the amount of revenue recognized is based upon management’s initial estimate of variable consideration related to the number of buys achieved. This initial estimate is based on preliminary buy information received from certain PPV distributors and is subject to adjustment as new information regarding the number of buys is received, which is generally up to 120 days subsequent to the live event. If our estimates of buys achieved were to change, the timing and amount of its revenue may be different.

UFC owns and operates its own over-the-top (“OTT”) platform UFC FIGHT PASS that engages customers through a subscription based model. Subscriptions are offered to customers for one-month, six-month and 12-month access to UFC FIGHT PASS. WWE distributes content through its platform WWE Network, which collects licensing fees from distribution partners and collects monthly subscription fees. Subscription revenue for UFC FIGHT PASS and WWE Network is recognized ratably over each paid monthly membership period and revenue is deferred for subscriptions paid in advance until earned.

Live Event Revenue

Live event revenue is generally recognized at the time that an event occurs. Advance ticket and VIP package sales are recorded as deferred revenue pending the event date.

Sponsorship Revenue

Customer contracts for advertising and sponsorship rights are generally comprised of multiple performance obligations that involve the allocation of the arrangement consideration to the underlying deliverables based upon their standalone selling price. We use an adjusted market assessment approach as our estimate of standalone selling price to allocate arrangement consideration as the performance obligations under customer contracts are infrequently sold on a standalone basis either by UFC, WWE or other third parties. After allocating revenue to each performance obligation, we recognize sponsorship revenue when the promotional service is delivered. If our estimates of standalone selling prices were to change, the timing and amount of our revenue may be different.

Licensing Revenue

Licensing revenue relates to royalties earned from sales of licensed merchandise and digital products. The nature of the licensing arrangements is typically symbolic intellectual property, inclusive of logos, trade names, and trademarks related to merchandise sales. Many licensing agreements include minimum guarantees, which set forth the minimum royalty to be paid during a given contract year. We will recognize the minimum guarantee revenue ratably over its related royalties’ contract period until such point that it is more likely than not that the total revenue during the royalty period will exceed the minimum royalty. If during the royalty period, management determines that total revenue will exceed the minimum royalty, the revenue recognized during each reporting period will reflect royalties earned on the underlying product sales. For licensing agreements without minimum guarantees, we recognize revenue related to the sales or usage of the underlying symbolic intellectual property over time as the sales or usage occurs. The amount of revenue recognized is based on either statements received or management’s best estimate of sales or usage in a period, if statements are received on a lag. If our estimates and judgments were to change, the timing and amount of revenue recognized may be different.

Goodwill

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. We perform our goodwill impairment test at the reporting unit level, which is one level below the operating segment level. We have two operating and reportable segments, consistent with the way management makes decisions and allocates resources to the business.

We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. A qualitative assessment includes, but is not limited to, consideration of the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, and industry and market conditions. If we can support the conclusion that it is “not more likely than not” that the fair value of a reporting unit is less than its carrying amount under the qualitative assessment, we would not need to perform the quantitative impairment test for that reporting unit.

If we cannot support such a conclusion or we do not elect to perform the qualitative assessment then we must perform the quantitative impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. We believe our estimates of fair value are consistent with how a marketplace participant would value our reporting units.

The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses along with discount rates. Our long-term cash flow projections are estimates and inherently subject to uncertainty, particularly during periods of adverse economic conditions. Significant estimates and assumptions specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, discount rates and other assumptions deemed reasonable by management. Where a market approach is utilized, we use judgment in identifying the relevant comparable-company market multiples. These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ.

If the carrying amount of a reporting unit exceeds its fair value, such excess is recognized as an impairment. For the year ended December 31, 2023, our annual impairment test resulted in no impairment charges.

We believe that the estimates and assumptions we made in our quantitative analysis are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant customer losses, changes in spending levels of our existing customers or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.

Intangible Assets

For finite-lived intangible assets that are amortized, we evaluate assets for recoverability when there is an indication of potential impairment or when the useful lives are no longer appropriate. If the estimated undiscounted future cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets. We define an asset group by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. If identified, the impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts, but only to the extent the carrying value of each asset is above its fair value.

Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of the asset groups, estimates of future cash flows and the discount rate used to determine fair values. If we had established different asset groups or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.

Equity-Based Compensation

We grant equity awards to certain executives, employees and service providers, which may be in the form of various equity-based awards such as restricted stock, restricted stock units and stock options.

We record compensation costs related to our equity awards issued to executives and other employees based on the grant date fair value of the award. Compensation cost for time-based awards is recognized ratably over the applicable vesting period and compensation cost for awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. The awards with a performance condition are expensed when the achievement of performance conditions is probable. Compensation cost for performance-based awards with a market condition is recognized regardless of the number of units that vest based on the market condition and is recognized on straight-line basis over the estimated service period, with each tranche separately measured. Compensation expense is not reversed even if the market condition is not satisfied.

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

With regards to the remaining unvested portion of the Replacement Awards, equity-based compensation costs of RSUs are recognized over the total remaining service period on a straight-line basis with forfeitures recognized as they occur. RSUs have a service requirement and generally vest in equal annual installments over a three-year period. Unvested RSUs accrue dividend equivalents at the same rate as are paid on shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

PSUs, which are subject to certain performance conditions and have a service requirement, generally vest in equal installments over a three-year period. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company’s common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Compensation costs for PSUs are recognized using a graded-vesting attribution method over the vesting period based upon the probability that the performance conditions will be achieved, with forfeitures recognized as they occur. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

We estimate the fair value of stock options using an option-pricing model, which requires us to make certain estimates and assumptions, such as:

•Expected term – The expected term represents the period that our awards are expected to be outstanding, giving considerations to vesting schedules and expiration dates (if applicable). We use the simplified method for estimating the expected term of the stock options.

•Expected volatility – As we do not have a sufficient public market trading history, the expected volatility is estimated based on the historical volatility of public companies that are deemed to be comparable to us over the expected term of the award. Industry peers consist of several public companies in our industry which are either similar in size, stage of life cycle or financial leverage.

•Risk-Free Interest Rate – We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time the awards are granted.

•Expected Dividends – We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero.

The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.

Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. operates and controls all the business and affairs of UFC and WWE. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax, other than entity-level income taxes in certain U.S. state and local jurisdictions. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes, and TKO OpCo’s U.S. subsidiaries are subject to foreign withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant factors considered by us in estimating the probability of the realization of deferred tax assets include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which we operate. A valuation allowance is provided when we determine that it is “more likely than not” that a portion of a deferred tax asset will not be realized. Our deferred tax positions may change if our estimates regarding future realization of deferred tax assets were to change.

A minimum probability threshold for a tax position must be met before a financial statement benefit is recognized. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The tax benefits ultimately realized by us may differ from those recognized in our financial statements based on a number of factors, including our decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and our success in supporting its filing positions with taxing authorities.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheet.

Consolidation

We typically consolidate entities in which we own more than 50% of the voting common stock and control operations, as well as variable interest entities (“VIE”) for which we are deemed the primary beneficiary.

Evaluating whether an entity in which we have a variable interest is a VIE and whether we are the primary beneficiary requires management to make significant judgments involving evaluating the fair value and capitalization of the investee along with the most significant activities of the entity and the party that has power over those activities.

Business Combinations

We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any non-controlling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and non-controlling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives, among other items. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Non-Controlling Interests

Non-controlling interests in consolidated subsidiaries represent the component of common equity in consolidated subsidiaries held by third parties. Non-controlling interests with redemption features, such as put options, that are redeemable outside of our control are considered redeemable non-controlling interests and are classified as temporary equity on the consolidated balance sheet. Redeemable non-controlling interests are recorded at the greater of carrying value, which is adjusted for the non-controlling interests’ share of net income or loss, or estimated redemption value at each reporting period. Estimating the fair value or other redemption value requires management to make significant estimates and assumptions specific to each non-controlling interest including revenue growth, profit margins, terminal value growth rates, discount rates under the income approach and other assumptions such as market multiples for comparable companies. These estimates and assumptions may vary between each redeemable non-controlling interest depending on the facts and circumstances specific to that consolidated subsidiary.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to our audited consolidated financial statements included in this Annual Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of December 31, 2023, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $27 million.

Foreign Currency Risk

We have operations in several countries outside of the United States, and certain of our operations are conducted in foreign currencies, principally the British Pound and the Brazilian Real. The value of these currencies fluctuates relative to the U.S. dollar. These changes could adversely affect the U.S. dollar equivalent of TKO’s non-U.S. dollar revenue and operating costs and expenses and reduce international demand for its content and services, all of which could negatively affect TKO’s business, financial condition and results of operations in a given period or in specific territories.

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the year ended December 31, 2023, revenues would have decreased by approximately $7.3 million and operating income would have decreased by approximately $0.3 million.

We regularly review our foreign exchange exposures that may have a material impact on our business and from time to time use foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates arising from these exposures. TKO does not enter into foreign exchange contracts or other derivatives for speculative purposes.

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

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report and are incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financing Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

The Transactions resulted in changes in the Company’s internal controls over financial reporting. The Company is continuing in its design and integration of policies, processes, technology, and other components of internal controls over financial reporting. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

Item 9B. Other Information

(a)

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 7.01 Regulation FD Disclosure or Item 8.01 Other Events.

On February 22, 2024, following Vincent McMahon’s resignation from the position of Executive Chair of the Board in January 2024, the Board appointed Ariel Emanuel, the Company’s Chief Executive Officer, as Executive Chair of the Board. In addition, the independent directors of the Board established the position of Lead Independent Director and appointed Steven R. Koonin to serve in such role. Both appointments became effective as of February 22, 2024.

(b) During the three months ended December 31, 2023, the following directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On November 14, 2023, each of: Mark Shapiro, President, Chief Operating Officer and member of the Board; Nick Khan, member of the Board; Andrew Schleimer, Chief Financial Officer; Seth Krauss, Chief Legal and Administrative Officer; and Shane Kapral,

Chief Accounting Officer, entered into a Rule 10b5-1 trading arrangement, which is a sell-to-cover instruction letter that provides for sales of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units, performance stock units or restricted stock previously granted or that could in the future be granted under the Company’s 2023 Incentive Award Plan and, if applicable, the WWE 2016 Omnibus Incentive Plan, including under any successor plan (collectively, the “Sell-to-Cover 10b5-1 Instructions”). Each person’s Sell-to-Cover 10b5-1 Instruction will remain in effect so long as taxes are required to be paid upon the vesting or settlement of restricted stock units, performance stock units or restricted stock awarded or to be awarded to such person, unless such person’s instruction letter is earlier terminated. The total number of Class A shares that may be sold pursuant to each person’s Sell-to-Cover 10b5-1 Instruction is not determinable. During the three months ended December 31, 2023, no shares of Class A common stock were sold pursuant to any person’s Sell-to-Cover 10b5-1 Instruction.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below are the names, ages and positions of each of the individuals who serve as our directors and executive officers as of February 27, 2024.

Name	Age	Title
Ariel Emanuel	62	Director, Executive Chair and Chief Executive Officer
Mark Shapiro	54	Director, President and Chief Operating Officer
Peter C.B. Bynoe	72	Director
Egon P. Durban	50	Director
Dwayne Johnson	51	Director
Bradley A. Keywell	54	Director
Nick Khan	49	Director
Steven R. Koonin	66	Director
Jonathan A. Kraft	59	Director
Sonya E. Medina	48	Director
Nancy R. Tellem	71	Director
Carrie Wheeler	52	Director
Andrew Schleimer	46	Chief Financial Officer
Seth Krauss	53	Chief Legal and Administrative Officer

Ariel Emanuel became the Chief Executive Officer and a director of TKO Group Holdings on September 12, 2023 and was appointed Executive Chair in February 2024. Mr. Emanuel has served as Chief Executive Officer of Endeavor since October 2017. He has also served as a director of Endeavor since June 2009. He previously served as the Co-Chief Executive Officer of Endeavor since July 2014, and as Co-Chief Executive Officer of William Morris Endeavor Entertainment, LLC since 2009. Mr. Emanuel previously served on the board of directors of ContextLogic Inc. (d/b/a Wish) (Nasdaq) and Live Nation Entertainment, Inc. (NYSE). Mr. Emanuel is a graduate of Macalester College. We believe that Mr. Emanuel is qualified to serve on our Board because of his extensive experience in the sports, media and live entertainment industries as well as his previous experience with the Endeavor and UFC businesses.

Mark Shapiro is the President and Chief Operating Officer of TKO Group Holdings and became a director of TKO Group Holdings on September 12, 2023. He has served as President and Chief Operating Officer of Endeavor since April 2023 and as President of Endeavor since December 2018. He previously served as the Co-President of Endeavor from November 2016 to December 2018 and as Chief Content Officer of Endeavor from September 2014 to November 2016. Prior to that, Mr. Shapiro served in various executive positions at Dick Clark Productions from May 2010 to September 2014, including as Chief Executive Officer and as Executive Producer. From February 2006 through May 2010, he served as a Director, President and Chief Executive Officer of Six Flags Entertainment Corporation (NYSE) and worked for ESPN as Senior Vice President, and later Executive Vice President of Programming and Production from 2002 to May 2005. Mr. Shapiro currently serves as a member of the board of trustees of Equity Residential (NYSE) and as the Chairman of Captivate Network. Mr. Shapiro previously served as a member of the board of directors of Live Nation Entertainment, Inc. (NYSE), Frontier Communications Corporation (Nasdaq), Papa Johns International, Inc. (Nasdaq) and Bright Lights Acquisition Corp., formerly a public special purpose acquisition company. Mr. Shapiro is a graduate of University of Iowa. We believe that Mr. Shapiro is qualified to serve on our Board because of his extensive experience in the sports, media and entertainment industries and his prior service on public company boards.

Peter C.B. Bynoe became a director of TKO Group Holdings on September 12, 2023. Mr. Bynoe has served in multiple roles, including as Senior Advisor and Equity Partner, at DLA Piper LLP (US), a global law firm, since March 1995. He previously served as Managing Director of Equity Group Investments, L.L.C. from September 2013 to December 2019 and as Managing Partner of the NBA’s Denver Nuggets from November 1989 to September 1992. Mr. Bynoe was a Partner and COO of Loop Capital Markets, an international investment banking firm, from January 2009 through August 2013. Mr. Bynoe has served on the board of directors of Flagship Communities Real Estate Investment Trust since October 2020, Ardent Health Services, LLC since November 2015, Rush University Medical Center since November 1993, and the Goodman Theatre since March 1984. He previously served on the board of directors of Frontier Communications, Inc. (Nasdaq) from August 2007 to April 2021, Covanta Holding Corp. (NYSE) from June 2004 to January 2021, and Real Industry, Inc. (Nasdaq) from July 2013 to May 2018. Mr. Bynoe currently serves as the Chairman and a member of the Nominating, Corporate Governance and Compensation Committee of Flagship Communities Real Estate Investment Trust since October 2020. Mr. Bynoe graduated with a Bachelor of Arts from Harvard College, a Juris Doctor from Harvard Law School and a Master of Business Administration from Harvard Business School. We believe that Mr. Bynoe is qualified to serve on our Board because of his extensive business, legal and public policy expertise.

Egon P. Durban became a director of TKO Group Holdings on September 12, 2023. Mr. Durban has served as Co-Chief Executive Officer of Silver Lake, a global technology investment firm, since December 2019. Mr. Durban joined Silver Lake in 1999 as a founding principal and is based in the firm’s Menlo Park office. He serves on the boards of directors of Endeavor Group Holdings, Inc. (NYSE), City Football Group, Dell Technologies Inc. (NYSE), Group 42, Motorola Solutions, Inc. (NYSE), Qualtrics, Unity Software Inc. (NYSE), Verily, and Waymo. Previously, he served on the board of VMware, Inc. (NYSE), served on the board of Skype, and was Chairman of its operating committee, served on the supervisory board and operating committee of NXP, and served on the boards of MultiPlan, Pivotal Software, Inc. (NYSE), SecureWorks Corp. (Nasdaq) and Twitter Inc. (NYSE). Prior to Silver Lake, Mr. Durban worked in Morgan Stanley’s Investment Banking Division. Mr. Durban graduated from Georgetown University with a B.S.B.A. in Finance. We believe that Mr. Durban is qualified to serve on our Board because of his strong experience in technology and finance, and his extensive knowledge of and years of experience in global strategic leadership and management of multiple companies.

Dwayne Johnson (also known by his stage name “The Rock”) became a director of TKO Group Holdings on January 23, 2024. Mr. Johnson is an actor, film producer, entrepreneur and retired professional wrestler. Mr. Johnson started his career as a third-generation professional wrestler for World Wrestling Entertainment (f/k/a World Wrestling Federation) from 1996 until 2004. During that period, Mr. Johnson won multiple WWE titles and was instrumental to the success of the sport. Mr. Johnson’s success as a professional wrestler led to a career as an actor, producer and entrepreneur. Mr. Johnson develops, produces and stars in all forms of entertainment content via his production company, Seven Bucks Productions, LLC, which he co-founded in 2012. In addition to Seven Bucks Productions, LLC, Mr. Johnson has co-founded multiple business ventures, including ZOA Energy, LLC, an energy drink company, in partnership with Molson Coors, and Siete Bucks Spirits LLC, the liquor company that produces the premium tequila brand Teremana, in partnership with Mast-Jägermeister. In 2020, Mr. Johnson co-led a consortium to acquire the XFL, a professional American football league, which re-launched in 2023 and recently combined with the USFL to become the United Football League. Mr. Johnson also maintains several brand partnerships, including a partnership with Under Armour, Inc. pursuant to which Mr. Johnson has developed a line of fitness apparel under the “Project Rock” brand. In 2016 and 2019, Mr. Johnson was named by Time Magazine as one of the world’s most influential people. Mr. Johnson graduated from the University of Miami with a Bachelor of General Studies. Mr. Johnson is represented by talent agency William Morris Endeavor, an affiliate of TKO. We believe that Mr. Johnson is qualified to serve on our Board because of his extensive sports, media and entertainment experience, his background as an entrepreneur, and his deep familiarity with the WWE business.

Bradley A. Keywell became a director of TKO Group Holdings on January 23, 2024. Mr. Keywell is the founder of Uptake Technologies, Inc., an artificial intelligence software company that provides actionable insight to industrial operators, where he has served as Executive Chairman since 2015 and, from 2015 through 2019, was its Chief Executive Officer. Mr. Keywell is also the founder of SkillHero Corp., a workforce technology company focused on skilled trades and vocational training, where he has served as Executive Chairman and Chief Executive Officer since its inception in 2023. He is the founder of 1+1 Ventures, the business incubation, growth capital investment, and acquisition entity born out of Mr. Keywell’s family office. Mr. Keywell is a co-founder of Lightbank, an umbrella company for several venture capital and growth capital investing entities and, from 2012 through 2020, was a co-Managing Director. Mr. Keywell has founded or co-founded several other companies, including MediaOcean LLC (f/k/a MediaBank), a provider of integrated media procurement technology, where he served as the founding Chief Executive Officer, Echo Global Logistics, Inc. (Nasdaq: ECHO), where he served as founding Chief Executive Officer and was Chairman of the Board of Directors, and Groupon, Inc. (Nasdaq: GRPN), where he also served on its board of directors. In 2019, he was globally honored as the EY World Entrepreneur of the Year and was previously awarded the overall EY Entrepreneur of the Year in the United States. He was also named to the Technology Pioneer council by the World Economic Forum and was inducted into the Chicago Innovation Hall of Fame. Mr. Keywell is an Adjunct Professor at the University of Chicago Booth School of Business. Mr. Keywell graduated from the University of Michigan Ross School of Business with a B.B.A. degree, and received a J.D. degree from the University of Michigan Law School. We believe that Mr. Keywell is qualified to serve on our Board because of his extensive executive leadership experience and his background in technology innovation.

Nick Khan became a director of TKO Group Holdings on September 12, 2023. Mr. Khan served as Chief Executive Officer of WWE from January 2023 to September 2023. He previously served as one of WWE’s Co-CEOs from July 2022 to January 2023 and President & Chief Revenue Officer from August 2020 to July 2022. Mr. Khan also previously served as the Co-Head of the Television

Department for Creative Artists Agency LLC (CAA) from 2012 until 2020. Prior to that, Mr. Khan, a former practicing attorney, transitioned to International Creative Management (ICM) in 2006 where he launched their Sports Media department. Mr. Khan is a graduate of the University of Nevada, Las Vegas. We believe that Mr. Khan is qualified to serve on our Board because of his previous experience with the WWE business and his extensive experience in sports broadcasting, media and entertainment.

Steven R. Koonin became a director of TKO Group Holdings on September 12, 2023 and was appointed Lead Independent Director in February 2024. He has served as Chief Executive Officer of the Atlanta Hawks, LLC since April 2014. He has served on the board of directors of the Atlanta Police Foundation Inc since June 2021, the Metropolitan Atlanta Chamber of Commerce Inc since June 2014 and the Georgia Aquarium Inc (currently serving as Chairman) since June 2004. He also served on the board of directors of Rubicon Technologies, Inc. (NYSE) from December 2012 to June 2022 and GameStop Corp. (NYSE) from May 2007 to May 2020. Mr. Koonin previously served as a member of the Nominating and Corporate Governance Committee of WWE from July 2022 to September 2023 and the Compensation Committee of WWE (currently serving as Chairman) from June 2021 to September 2023. Mr. Koonin graduated with a Bachelor of Science in Marketing from the University of Georgia. We believe that Mr. Koonin is qualified to serve on our Board because of his extensive executive leadership experience with media entertainment and consumer brands.

Jonathan A. Kraft became a director of TKO Group Holdings on September 12, 2023. He has served as President of the Kraft Group LLC since July 1995. He currently serves on the board of directors for the Kraft Group and various of its affiliated companies since July 1990. Mr. Kraft also serves on the board of directors for the Paper & Packaging Board since January 2019, Mass General Brigham Incorporated since January 2017, Dexter Southfield Board of Trustees since June 2016, Harvard Business School’s Board of Advisors since June 2013, Massachusetts General Hospital (Mass General) since 2010 (currently serving as Chair), Williams College Investment Committee since October 2006 and Belmont Hill School Board of Trustees since June 2003. Mr. Kraft graduated with a Bachelor of Arts in History from Williams College and a Master of Business Administration from Harvard Business School. We believe that Mr. Kraft is qualified to serve on our Board because of his experience as a director on the boards of a vast array of companies.

Sonya E. Medina became a director of TKO Group Holdings on September 12, 2023. Ms. Medina serves as the President and Chief Executive Officer of Reach Resilience, a position held since May 2022. In addition, Ms. Medina has served as a co-founder of Greenlight Growth Capital, LLC since January 2022, and as an independent consultant since July 2013. Previously, Ms. Medina served as the Vice President of Community & External Affairs at Silver Eagle Distributors (distributor of Anheuser Busch & Grupo Modelo products) from January 2009 to June 2013, Director of the AT&T Global Foundation from September 2006 to February 2008 and a White House commissioned officer in the capacity of Deputy Assistant to the President for Domestic Policy and Director of Projects to the First Lady from January 2001 to August 2006 and from February 2008 to November 2008. She has also served on the board of directors for Delta Apparel, Inc (NYSE) since April 2022, the Texas Tribune since April 2022, Texas 2036 since April 2022, Spurs Give since April 2021, Teach for Uganda since May 2018 and Papa Johns International, Inc. (Nasdaq) since October 2015. Ms. Medina also currently serves as a member of the Compensation and Nominating and Governance committees of Papa Johns International, Inc. (Nasdaq) since May 2018 and September 2015, respectively, as well as the Audit and Governance committees of Delta Apparel, Inc (NYSE) since April 2022. Ms. Medina earned a Bachelor of Science degree from Texas A&M University and a Masters of Public Health degree from Columbia University. We believe that Ms. Medina is qualified to serve on our Board because of her extensive experience as a director of public companies and corporate social responsibility, social impact, and brand management acumen.

Nancy R. Tellem became a director of TKO Group Holdings on September 12, 2023. She has served as the Executive Chairperson and Chief Media Officer of Eko (f/k/a Interlude US, Inc.), a media network company since 2015. She previously served as President of Xbox Entertainment Studios from September 2012 through October 2014. Prior to that, she served as President of CBS Television Entertainment Group from May 1998 through June 2010. Ms. Tellem holds board and advisory positions including Eko, LeagueApps, ALLCITY Network since January 2022, BasBlue, Inc. since October 2021, Rocket Companies, Inc. since July 2020 and Sipur Studios, and is a board member of Cranbrook Art Academy and Museum, the Detroit Symphony Orchestra and the Detroit Riverfront Conservancy. She also is a director of Gores Guggenheim, Inc. and UTA Acquisition Corporation (Nasdaq). Ms. Tellem earned a bachelor’s degree from University of California, Berkeley, and a J.D. degree from UC Hastings College of the Law. We believe that Ms. Tellem is qualified to serve on our Board because of her significant business and management expertise in the entertainment industry.

Carrie Wheeler became a director of TKO Group Holdings on September 12, 2023. She has served as Chief Executive Officer and a board member of Opendoor Technologies Inc. (Nasdaq) since December 2022, where she also served as Chief Financial Officer from September 2020 to December 2022. Ms. Wheeler also previously served as a member of Opendoor’s board of directors from October 2019 to September 2020. From 1996 to 2017, Ms. Wheeler was with TPG Global, a global private equity firm, including as a Partner and Head of Consumer / Retail Investing. Ms. Wheeler currently serves on the board of directors and on the audit committee of APi Group Corporation (NYSE), a global provider of safety and specialty services, since October 2019. She previously served on the board and audit committee of Dollar Tree, Inc. (Nasdaq) from March 2019 to March 2022. Ms. Wheeler has also served on a number of other corporate boards, including J. Crew Group, Inc. from 2010 to 2018, Neiman Marcus Group from 2005 to 2013 and Petco Animal Supplies from 2006 to 2015. Ms. Wheeler received her Bachelor of Commerce with Honors degree from Queen’s University in Canada. We believe that Ms. Wheeler is qualified to serve on our Board because of her extensive executive and board experience.

Andrew Schleimer is the Chief Financial Officer of TKO Group Holdings. He is also the Chief Financial Officer of UFC, a position in which he has served since September 2016. He also served as Deputy Chief Financial Officer of Endeavor from February 2021 to September 2023. From July 2014 to September 2016, Mr. Schleimer served as the Executive Vice President & Chief Financial Officer of Digital Turbine, Inc. (Nasdaq), a provider of end-to-end solutions for mobile technology companies to enable advertising and monetization functions. From October 2012 to July 2014, Mr. Schleimer served as an advisor and advisory board member of Digital Turbine, Inc. (formerly known as Mandalay Digital Group). From September 2010 to October 2012, Mr. Schleimer served as the Executive Vice President of Strategic Development of Dick Clark Productions. From January 2006 to July 2010, Mr. Schleimer served as the Executive Vice President of Strategy Development & In-Park Services for Six Flags Entertainment Corporation (NYSE). Mr. Schleimer began his career in investment banking at UBS Financial Services as part of the M&A group, with a particular focus on media and entertainment. Mr. Schleimer graduated from Cornell University with a Bachelor of Science in Hotel and Restaurant Management, with a focus on real estate finance.

Seth Krauss is the Chief Legal and Administrative Officer of TKO Group Holdings. He has also served as Chief Administrative & Senior Counsel to the Board of Directors and Senior Management of Endeavor, a position he has held since January 2024, after serving as Endeavor’s Chief Legal Officer from June 2014 until October 2023 and as Chief Legal and Administrative Officer of Endeavor from October 2023 to December 2023. From March 2007 to June 2014, he served as the Executive Vice President and General Counsel of Take Two Interactive Software Inc. (Nasdaq). From March 2004 through March 2007 he served in the Legal and Compliance Division of Morgan Stanley, first as Vice President and Counsel and then as Executive Director and Counsel. From 1995 until joining Morgan Stanley in March 2004, Mr. Krauss served as an Assistant District Attorney and Senior Investigative Counsel in the New York County District Attorney’s Office. Mr. Krauss currently serves as a member of the board of directors of the Minority Corporate Counsel Association. He previously served as a member of the board of directors of the Center for Family Representation and as a member of the board of trustees of Duke University in Durham, North Carolina. Mr. Krauss graduated with a Bachelor of Arts both in History and in Political Science from Duke University and a Juris Doctor from the Washington University in St. Louis School of Law.

Family Relationships

There are no family relationships between any members or nominees of the Company’s Board and any of the Company’s executive officers.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”). The members of the Audit Committee are Nancy R. Tellem, Carrie Wheeler and Sonya E. Medina, with Carrie Wheeler serving as Chair of the Audit Committee, each of whom satisfies the applicable independence requirements under the NYSE rules, under our bylaws and under Rule 10A-3(b)(1) of the Exchange Act. In addition, the Board has determined that Ms. Wheeler qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “TKO Code”) applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions (“Covered Persons”). In addition to the TKO Code, Covered Persons employed by Zuffa, LLC and its subsidiaries are also subject to the Endeavor Group Holdings, Inc. Code of Conduct, and Covered Persons employed by WWE and its subsidiaries are also subject to WWE’s Code of Business Conduct. A copy of the TKO Code is available under the Investor page of our website, TKOgrp.com, and the Company intends to disclose any legally required amendments to or waivers of the applicable code in a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serve as members of the Company’s Compensation Committee. Prior to the consummation of the Transactions, compensation decisions for those who serve as executive officers of the Company were made, as to Messrs. Emanuel and Shapiro, by the Board. Following the consummation of the Transactions, compensation is approved as described under Part III, Item 11, “Executive Compensation – Setting Executive Compensation,” which information is incorporated by reference herein. Mr. Emanuel also serves on the Board and the Executive Committee of Endeavor.

Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who made compensation decisions for those who are to serve as the Company’s executive officers are set forth under Item 13. “Certain Relationships, and Related Transactions, and Director Independence.”

Before the consummation of the Transactions, the members of our Board received no compensation for their services as directors of TKO Group Holdings. In connection with the consummation of the Transactions, we adopted a non-employee director compensation program pursuant to which our non-employee directors who qualify as “independent” are eligible to receive compensation for their service on our board and the committees thereof.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis and, based on such review and discussion, have determined that the Compensation Discussion and Analysis should be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Peter C.B. Bynoe

Steven R. Koonin

Sonya E. Medina

Item 11. Executive Compensation

Executive Summary

We believe that our unique business model gives us a competitive advantage in the industries in which we operate. To maintain such advantage across all of our segments, we believe it is imperative to retain key management whose skill sets are uniquely suited to our business model. As such, the retention and incentivization of our named executive officers was a key consideration of our compensation decisions in 2023 following the Transactions. We believe our compensation in 2023 following the Transactions was representative of, and an appropriate award for, our financial and operational successes during that period as described below.

2023 Financial and Operating Highlights

On September 12, 2023, TKO was formed through combination of the businesses of the UFC and WWE. In 2023 following the Transactions, we achieved several significant financial and operational results. Of particular note were the following achievements:

Significant Increases in Revenue and Adjusted EBITDA.

•Revenue increased by $534.9 million, or 47%, to $1,675.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

oUFC revenue increased by $152.1 million, or 13%. This increase was primarily driven by $76.2 million of increased media rights and content from higher domestic and international rights fees resulting from increases in contractual revenues, higher fees associated with international renewals and one additional PPV event compared to the prior year period. Additionally, the increase in revenue was due to $42.6 million of greater live event revenue from having 26 events with live audiences compared to 21 events in the prior year and higher site fees, $29.5 million of higher sponsorship from new sponsors and increases in fees from renewals and $3.8 million of increased consumer products licensing revenue from greater video game royalties.

oWWE contributed revenue of $382.8 million for the period from September 12, 2023 through December 31, 2023 following its acquisition. This revenue was driven by $249.5 million of media rights and content primarily associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, as well as $87.7 million of live event revenue which was primarily driven by site fees associated with WWE’s Crown Jewel premium live event in Saudi Arabia as well as hosting 75 other events with live ticketed audiences. Additionally, this revenue was driven by $27.6 million of consumer products licensing related to the sale of WWE-branded products and $18.0 million of sponsorship revenue from the sale of advertising.

•Adjusted EBITDA increased by $180.4 million, or 29%, to $809.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

oUFC Adjusted EBITDA increased by $75.1 million, or 11%, to $755.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

oWWE contributed Adjusted EBITDA of $163.0 million for the year ended December 31, 2023.

oCorporate Adjusted EBITDA for the year ended December 31, 2023 decreased by $57.7 million, or 111%, compared to the year ended December 31, 2022.

Noteworthy Strategic Activity.

•Since September 12, 2023, have entered into media rights deals for WWE across key properties including SmackDown for US distribution with NBCUniversal/USA Network, NXT for US distribution with CW and Raw for US and worldwide distribution with Netflix. These deals secure WWE content distribution with premium partners under long-term arrangements.

•Implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC.

•UFC held 43 events that consistently delivered strong viewership and attendance and set several all-time records for gross revenue at the respective arenas.

•Each WWE premium live event set a viewership record. Total WWE domestic viewership and hours viewed on Peacock increased significantly as compared to the prior year.

The effective leadership of our named executive officers was critical to our success in achieving these financial results and strategic activity milestones and, as a result, was a key factor when establishing incentive compensation levels and determining the compensation for our named executive officers for 2023, as further described below.

For a reconciliation of the differences between Adjusted EBITDA and the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) and the reasons why our management believes that presentation of Adjusted EBITDA provides useful information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Segment Results of Operations” in this Annual Report.

Compensation Discussion and Analysis

This compensation discussion and analysis describes our executive compensation program for our named executive officers in respect of the period commencing on September 12, 2023, the date of consummation of the Transactions through December 31, 2023, which we refer to herein as “fiscal year 2023,” and includes a discussion of our compensation objectives and philosophy and provides context for the compensation actions reflected in the tabular disclosure that follows.

Our named executive officers for fiscal year 2023 were as follows:

Name	Age	Title
Ariel Emanuel	62	Chief Executive Officer (1)
Mark Shapiro	54	President and Chief Operating Officer
Andrew Schleimer	46	Chief Financial Officer
Seth Krauss	53	Chief Legal and Administrative Officer (2)

(1)In addition, Mr. Emanuel was appointed as Executive Chair of our Board in February 2024.

(2)Mr. Krauss initially served as Chief Legal Officer and was appointed Chief Legal and Administrative Officer following the consummation of the Transactions.

Compensation Objectives and Philosophy

Fiscal year 2023 was a milestone period for us with the consummation of the Transactions and several financial and operational achievements. We look forward to continuing to build on these significant achievements in 2024 and beyond.

Given that fiscal year 2023 was the initial period following the Transactions, the objective of our corporate compensation and benefits program was both to establish a qualified and skilled workforce necessary to jumpstart the combination of UFC and WWE while maintaining a competitive total compensation program that will retain this workforce in the future.

Our compensation structure includes pay-for-performance elements designed to align the interests of our named executive officers with those of our stockholders, motivate our named executive officers to achieve or exceed our targeted financial and strategic performance objectives and reward them for their achievements when those objectives are met. To help achieve these objectives, a meaningful portion of our named executive officers’ compensation is at-risk and provided in the form of both short-term variable or performance-based compensation and equity awards, the value of which is tied to the equity appreciation of our business. Further, our named executive officers’ involvement in and support of key strategic activity is considered when making determinations of any discretionary cash bonus awards.

The overall level of total compensation for our named executive officers is intended to be competitive with, the compensation paid to executives in the industries in which we compete for talent, subject to variation for factors such as the individual’s experience, performance, duties and scope of responsibilities, prior contributions and future potential contributions to our business. Our compensation plans are designed to align with our business strategies, taking into account external market conditions. With these principles in mind, we structure our compensation program to offer competitive total pay packages that we believe enabled us to attract a strong new leadership team in connection with the Transactions and will enable us to retain and motivate the team, and to ensure its stability, which is vital to the success of our business.

Setting Executive Compensation

The fiscal year 2023 annual compensation program for Messrs. Emanuel and Shapiro was established in connection with the Transactions, taking into account market data provided by compensation advisors of Endeavor. Following the Transactions, compensation from the Company for Messrs. Emanuel and Shapiro is recommended by our Compensation Committee of the Board, and thereafter determined by our Board (and, for fiscal year 2023, to the extent applicable under our bylaws, the Executive Chair of the Board). As to compensation from the Company for Messrs. Schleimer and Krauss, target amounts were set by our Compensation Committee, with the actual cash compensation amounts determined by Mr. Emanuel and actual equity compensation amounts recommended by Mr. Emanuel and approved by our Compensation Committee. The Board, Compensation Committee or applicable delegate authorized to review and/or approve compensation matters is herein referred to as the “Governing Body”. The Governing Body consults with management from time to time on compensation-related decisions (including annual bonus determinations). Mr. Krauss did not receive any cash compensation from the Company in respect of fiscal year 2023. However, Mr. Krauss received cash compensation from Endeavor, and approximately fifty percent of his base salary and annual bonus paid by Endeavor for fiscal year 2023 (i.e., the period following September 12, 2023) was allocable to his services at TKO. The 2023 annual cash compensation program for Mr. Krauss at Endeavor was determined by Mr. Emanuel.

Following the Transactions, the Compensation Committee engaged Pay Governance LLC (“Pay Governance”) and Mercer (US) LLC, a wholly-owned subsidiary of Marsh & McLennan Companies (“Mercer”), to provide market data for comparable positions in connection with making recommendations to the applicable Governing Body regarding executive compensation for our named executive officers. The Company did not use this data to benchmark or target any specific percentile, but rather as a broad frame of reference to evaluate competitiveness of its executive compensation structure. Pay Governance and Mercer used market data based on a media and entertainment industry-specific (media and live event/experience) peer group. As there are few direct competitors in live sports operating as independent public companies, the peer group was developed to include companies featuring business focuses similar to TKO, including: sports and entertainment; live events; content creation and distribution; and licensing and partnerships that create significant value. Also, the peer group was developed to include, where possible, companies with similar high-value characteristics as TKO (e.g., comparable Market Cap, EBITDA, or Market Cap-to-Revenue ratio). As a result, the peer group includes several companies with larger revenues than TKO, although the limited number of direct competitors and TKO’s premium valuation and strong profit profile suggested defining a peer set strictly based on revenue was inappropriate. The peer group used by Pay Governance and Mercer and considered by the Governing Body included the following companies:

Company	Ticker
AMC Entertainment Holdings, Inc.	AMC
AMC Networks, Inc.	AMCX
Electronic Arts Inc.	EA
Fox Corporation	FOXA
IAC Inc.	IAC
iHeartMedia, Inc.	IHRT
Lions Gate Entertainment Corp.	LGF.A
Live Nation Entertainment, Inc.	LYV
Netflix, Inc. (1)	NFLX
Paramount Global (1)	PARA
Sirius XM Holdings Inc.	SIRI
Sphere Entertainment Co.	SPHR
Take-Two Interactive Software, Inc.	TTWO
Warner Bros. Discovery, Inc. (1)	WBD

(1)These companies, each with revenues of $30 billion or more, were excluded for purposes of market analyses because they are significantly larger than TKO. They were used only for plan design purposes.

For fiscal year 2023, neither Pay Governance nor Mercer provided services to the Company outside of their services with respect to determining or recommending the amount or form of executive compensation for certain of our named executive officers.

Following the Transactions, in setting an individual named executive officer’s compensation package and determining the relative allocation among different elements of compensation, the applicable Governing Body, with the consultation of our compensation consultants and/or management where appropriate, considers several factors, including, but not limited to:

•the scope of each named executive officer’s role and responsibilities;

•each named executive officer’s knowledge, skills, experience, qualifications and tenure; our performance against financial, operational and strategic objectives;

•the size and mix of each element that forms the total compensation that may be awarded, including salary, annual cash bonus and equity-based incentives;

•the alignment of the pay package for a specific named executive officer as compared to the compensation levels of comparable executives within our organization; and

•prevailing conditions in the market for executive talent.

The compensation of our named executive officers will be reviewed at least annually by our applicable Governing Body. In addition, throughout the year, our applicable Governing Body may review changes in our business, market conditions and the scope of the executive officers’ roles, as well as the roles of all members of the broader management team. Further, the applicable Governing Body may continue to consult with its compensation consultants and management (other than Mr. Emanuel as to his own compensation-related matters) from time to time on compensation-related decisions.

Compensation Practice Checklist

We have incorporated the following principles of good governance when making decisions on compensation for the named executive officers in fiscal year 2023.

•Pay-for-performance: A portion of the total compensation for our named executive officers is designed to encourage our named executive officers to remain focused on both our short-term and long-term operational success and to reward outstanding individual performance.

•Align Incentives with Stockholders: Our executive compensation program is designed to focus our named executive officers on our key strategic, financial and operational goals that are expected to translate into long-term value-creation for our stockholders.

•Support Key Talent Retention: New equity incentives were granted to our named executive officers in connection with Transactions to, among other things, support retention of our key talent.

•Perquisites: We provide perquisites that we believe are consistent with our overall compensation philosophy.

•No Section 280G or Section 409A tax gross-ups: We do not provide tax gross-ups in connection with our change in control or deferred compensation plans or programs.

•No supplemental retirement plans: We do not maintain any supplemental retirement plans.

•Clawback Policy: We have adopted a clawback policy to maintain a culture of focused, diligent and responsible management that discourages conduct detrimental to our growth.

•Insider Trading Policy: We have adopted an insider trading compliance policy, which, among other things, prohibits all of our employees and directors, including our named executive officers, from engaging in hedging transactions designed to profit from trading (versus investing) activity or that are designed to profit from or hedge against decreases in the value of our securities, provided that nothing prohibits any “officer” (as such term is defined under Rule 16a-(f) of the Exchange Act), from pledging our securities, including underlying vested equity or other derivative securities, to the extent permitted by law.

Key Elements of Executive Compensation Program

The primary elements of our executive compensation program are base salary, annual cash bonuses, equity-based compensation in the form of restricted stock units (“RSUs”) and certain employee benefits and perquisites. Additionally, in 2023 we provided one-time transaction bonuses to several of our named executive officers in respect of the Transactions. Brief descriptions of each principal element of our executive compensation program and its objectives are summarized in the following table and described in more detail below.

Overview

Compensation Element	Brief Description	Objectives
Base Salary	Fixed cash compensation based on executive officer’s role, responsibilities and individual performance	Attract and retain key executive talent
Annual Cash Bonus	Variable, performance-based cash compensation earned based on financial and individual performance, subject to certain guaranteed minimum annual cash bonuses for certain named executive officers	Attract and retain key executive talent Encourage and reward achievement of annual performance objectives
Transaction Bonuses	One-time cash compensation earned based on the significant efforts of our executives in connection with the Transactions	Reward outsized effort and focus to support the negotiation and consummation of the Transactions
Equity-Based Compensation	Equity-based compensation that is subject to vesting based on continued employment	Attract and retain key executive talent Aligning the interests of our executives with those of our stockholders Focus on sustained long-term success of the company
Employee Benefits and Perquisites	Participation in all broad-based employee health and welfare programs and retirement plans and receipt of certain perquisites	Aid in retention of key executives in a highly competitive market for talent by providing a competitive overall benefits package

Base Salary

The base salary component of our compensation program is intended to provide a stable level of compensation to each named executive officer commensurate with the named executive officer’s role, experience and duties. The base salary of each named executive officer was initially established in his applicable employment agreement. Subject to any obligation under the employment agreement, however, the applicable Governing Body establishes the base salary levels for our named executive officers based upon consideration of several factors, including: (1) the named executive officer’s performance in the preceding fiscal year; (2) the anticipated contribution by the named executive officer in the upcoming fiscal year, taking into account the role, responsibility and scope of each position; (3) any extraordinary changes that have occurred (such as a significant change in responsibilities or a promotion); (4) general economic conditions and market data; and (5) the value and potential value to the named executive officer of the other elements of our compensation program. No single factor is disproportionately weighted and all of the above considerations are addressed collectively in the determination of the named executive officer’s base salary level.

The annual base salary rates of our named executive officers, as of December 31, 2023, are set forth in the table below. The amounts in the Summary Compensation Table reflect the actual amount paid or allocable to them during fiscal year 2023.

Name	Fiscal Year 2023 Annual Base Salary Rate (as of December 31, 2023) ($)
Ariel Emanuel	3,000,000
Andrew Schleimer	2,000,000 (1)
Mark Shapiro	2,500,000
Seth Krauss	750,000 (2)

(1)Mr. Schleimer’s base salary was established pursuant to his employment agreement, effective as of November 5, 2023. Pursuant to his employment agreement, Mr. Schleimer received a true-up payment in the amount of the difference between the actual salary payments he received since September 12, 2023, the date of consummation of the Transactions, through November 5, 2023.

(2)Mr. Krauss did not receive any base salary from TKO in fiscal year 2023. However, Mr. Krauss received base salary from Endeavor and approximately fifty percent of the base salary paid by Endeavor in respect of fiscal year 2023 (i.e., the period following September 12, 2023) was allocable to his services at TKO and is included in the Summary Compensation Table. The amount in the table above reflects approximately fifty percent of his annual base salary rate paid by Endeavor, as of December 31, 2023. Mr. Krauss is expected to receive base salary from TKO for his services to TKO in respect of fiscal year 2024.

Annual Cash Bonuses

Our named executive officers were provided with the opportunity to earn cash bonuses with respect to fiscal year 2023. Subject to any guarantees described below, such bonuses were intended to encourage the achievement of our company performance objectives and to reward our named executive officers based on individual performance and contribution to our success.

As set forth in Mr. Emanuel’s employment agreement, for fiscal year 2023, Mr. Emanuel is entitled to receive an annual guaranteed bonus in the amount of $1,750,000. In addition to this guaranteed bonus, our Governing Body determined that for fiscal year 2023, Mr. Emanuel should receive a supplemental cash bonus in the amount of $2,250,000, taking into account, among other things, his contribution to the Company’s overall performance and fiscal year 2023’s strategic activity as described in the section above titled “2023 Financial and Operating Highlights”.

As set forth in Mr. Shapiro’s employment agreement, for the period of September 12, 2023 through September 11, 2024, Mr. Shapiro was eligible to receive a bonus, with a target bonus opportunity of $5,500,000 (the pro-rated portion of which would have been approximately $1,672,603 for fiscal year 2023). Our Governing Body determined that for fiscal year 2023, Mr. Shapiro should receive a bonus in the amount of $4,000,000, taking into account, among other things, his contributions to the Company’s overall performance and fiscal year 2023’s strategic activity, as described in the section above titled “2023 Financial and Operating Highlights”.

For fiscal year 2023, Mr. Schleimer was eligible to receive a discretionary bonus. Taking into account Mr. Schleimer’s contributions to the Company’s overall performance and fiscal year 2023’s strategic activity, including the activity described above, our Governing Body determined that for fiscal year 2023, Mr. Schleimer would receive a bonus in the amount of $3,000,000.

For fiscal year 2023, Mr. Krauss did not receive a bonus from the Company. However, Mr. Krauss received an annual bonus from Endeavor and approximately fifty percent of this annual bonus paid by Endeavor in respect of fiscal year 2023 (i.e., the period following September 12, 2023) was allocable to his services at TKO and is included in the Summary Compensation Table. Mr. Krauss is expected to be eligible to receive an annual bonus from TKO for his services to TKO in respect of fiscal year 2024. The following table reflects the annual bonuses paid to the named executive officers:

Name	Annual Bonus Amount ($)
Ariel Emanuel	4,000,000
Andrew Schleimer	3,000,000 (1)
Mark Shapiro	4,000,000
Seth Krauss	228,082 (2)

(1)Because Mr. Schleimer was an employee of UFC before the consummation of the Transactions, a portion of his annual bonus from the Company shown above may relate to his services before September 12, 2023.

(2)Mr. Krauss did not receive a bonus from the Company in respect of fiscal year 2023. However, Mr. Krauss received an annual bonus from Endeavor and approximately fifty percent of this annual bonus paid by Endeavor in respect of fiscal year 2023 (i.e., the period following September 12, 2023) was allocable to his services at TKO and is included in the table above and the Summary Compensation Table. Mr. Krauss is expected to be eligible to receive an annual bonus from TKO for his services to TKO in respect of fiscal year 2024.

Transaction Bonuses

In fiscal year 2023, we provided certain of our named executive officers with certain transaction bonuses from UFC to reflect their significant efforts to support the consummation of the Transactions. The following table reflects such transaction bonuses paid to the named executive officers:

Name	Transaction Bonus Amount ($)
Ariel Emanuel	20,000,000
Andrew Schleimer	2,000,000
Mark Shapiro	5,000,000

Equity-Based Awards

One-time awards in fiscal year 2023. Messrs. Emanuel, Shapiro and Schleimer were each entitled to a one-time equity award in fiscal year 2023, as set forth in their respective employment agreements, in connection with or following the completion of the Transactions. As such, on September 12, 2023, Mr. Emanuel received 388,162 RSUs that vest in four equal installments on September 12, 2024, September 12, 2025, September 12, 2026 and September 12, 2027, subject to Mr. Emanuel’s continued employment through each vesting date. Mr. Shapiro received 60,651 RSUs that vest in full on September 12, 2024, subject to Mr. Shapiro’s continued employment through such vesting date. On November 6, 2023, Mr. Schleimer received 37,244 RSUs that vest in three equal installments on December 31, 2024, December 31, 2025 and December 31, 2026, subject to Mr. Schleimer’s continued employment through each vesting date. The employment agreements for Messrs. Emanuel, Shapiro and Schleimer provide that certain unvested portions of such equity awards will accelerate and vest upon certain terminations of employment or Change in Control as described below under “—Potential Payments upon Termination of Employment or Change in Control—Equity Vesting.” Mr. Krauss did not receive any equity award in fiscal year 2023.

Annual fiscal year 2023 awards granted in 2024. Messrs. Emanuel, Shapiro, Schleimer and Krauss are each eligible to receive an annual equity award under their respective employment agreements. Mr. Emanuel is entitled to receive an annual equity award in the amount of $2,500,000 for fiscal year 2023, and for each remaining fiscal year during the term set forth in his employment agreement, is eligible to receive an annual equity award in an amount that ranges from 75% to 150% of a $10,000,000 target amount. Mr. Shapiro is not entitled to an annual equity award for fiscal year 2023 (given his one-time equity award from January of 2024 was intended to include what he would have received as an equity award for fiscal year 2023), and for each remaining fiscal year during the term set forth in his employment agreement, Mr. Shapiro is eligible to receive an annual equity award with a target amount of $10,000,000. Mr. Schleimer is eligible to receive an annual equity award with a target amount of $1,506,849 for fiscal year 2023, and a target amount of $5,000,000 for each remaining fiscal year during the term set forth in his employment agreement. Mr. Krauss is eligible to receive an annual equity award with a target amount of $1,216,438 for fiscal year 2023, and a target amount of $4,000,000 for each remaining fiscal year during the term set forth in his employment agreement. Each such annual award is expected to consist of RSUs that vest in three equal installments on the first, second and third anniversary of the date of grant, subject to the approval of the Governing Body, and subject to each named executive officer’s continued employment through each vesting date or as described below under “—Equity Vesting”. Furthermore, each such annual award is expected to be granted during the first fiscal quarter of the fiscal year following the fiscal year to which such annual award relates (accordingly, no such annual awards were granted during fiscal year 2023). The annual equity awards for fiscal year 2023 were granted in the first quarter of fiscal year 2024.

Fiscal year 2024 awards. In connection with their entry into new employment agreements with the Company, on January 21, 2024, some of our named executive officers received additional equity awards. Mr. Shapiro received 252,749 RSUs that vest in four equal installments on December 31, 2024, December 31, 2025, December 31, 2026, and December 31, 2027, and on January 12, 2024, Mr. Krauss received 39,109 RSUs that vest in four equal installments on December 31, 2024, December 31, 2025, December 31, 2026 and December 31, 2027. The employment agreements for Messrs. Shapiro and Krauss provides that certain unvested portions of these equity awards will accelerate and vest upon certain terminations of employment or Change in Control as described below under “—Potential Payments upon Termination of Employment or Change in Control—Equity Vesting”.

Severance Protection

We have entered into employment agreements with each of our named executive officers that provide for certain severance payments and benefits if an executive’s employment is terminated under specified conditions. In addition, the vesting of a portion of the equity awards accelerates in connection with qualifying terminations of employment. We believe that these severance benefits are appropriate to remain competitive in our executive retention efforts, recognizing that such benefits are commonly offered by employers competing for similar executive talent. See “Potential Payments upon Termination of Employment or Change in Control” below for additional information.

Employee Benefits and Perquisites

We provide a number of benefit plans to all eligible employees, including our named executive officers. These benefits include programs such as medical, dental, life insurance, business travel accident insurance, short- and long-term disability coverage and a 401(k) defined contribution plan (including a company matching contribution). We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans. For fiscal year 2023, Messrs. Emanuel, Shapiro and Krauss did not participate in our benefit plans and rather received such entitlement through their employment with Endeavor and subsidiaries of Endeavor. For fiscal year 2023, Mr. Schleimer participated in our benefit plans.

While perquisites help to provide our named executive officers a benefit with a high perceived value at a relatively low cost, we do not generally view perquisites as a material component of our executive compensation program. Perquisites we provide to our named executive officers include guest travel on business-related trips on Endeavor’s aircraft, 401(k) matching contributions and use of Company-leased housing for certain business-related travel. The material perquisites received by our named executive officers in fiscal year 2023 are described below.

The aggregate incremental cost of such perquisites in fiscal year 2023 is included in the “All Other Compensation” column of the Summary Compensation Table below. Each of Messrs. Emanuel, Shapiro and Krauss is subject to an aircraft time-sharing agreement with Endeavor, pursuant to which he reimburses Endeavor for the incremental costs associated with personal flights and because Endeavor is so reimbursed by the named executive officer for such use, there is no aggregate incremental cost to us for such flights. To the extent, however, that guests accompany our named executive officers on Company business-related flights on Endeavor’s aircraft, the incremental cost of such travel, calculated on a cost-per-mile basis based upon the variable costs of the flight, including fuel, variable maintenance and ground transportation, is included. For purposes of calculating incremental costs of guest travel, we also included the incremental costs of any deadhead flights, or portions thereof, made in connection with such travel. In addition, each of our named executive officers may utilize Company-leased housing for business related travel to UFC’s office in Las Vegas, subject to availability and for which there is no aggregate incremental cost to us.

In the future, we may provide additional or different perquisites or other personal benefits in limited circumstances, such as where we believe doing so is appropriate to assist a named executive officer in the performance of his duties, to make our named executive officers more efficient and effective and for recruitment, motivation and/or retention purposes.

Clawback Policy

We have instituted a clawback policy in accordance with the NYSE’s final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, effective October 2, 2023 to support a culture of focused, diligent and responsible management that discourages conduct detrimental to our growth. The policy applies to each person who serves as an executive officer of the Company, as defined in Rule 10D-1(d) under the Exchange Act, which include our named executive officers (each, a “covered employee”). In the event of a qualifying financial restatement, a covered employee will be required to forfeit erroneously awarded incentive compensation to the Company to the extent required under applicable law. Certain employees who are not covered employees are also subject to a separate clawback policy, which allows us to recover incentive compensation in similar circumstances.

Risk Assessment of Incentive Compensation Plans

We have reviewed our employee compensation policies, plans and practices to determine if they create incentives or encourage behavior that is reasonably likely to have a material adverse effect on TKO Operating Company and its subsidiaries and we believe that there are no unmitigated risks created by our compensation policies, plans and practices that create incentives or encourage behavior that is reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table shows the compensation earned by our principal executive officer, our principal financial officer and our other two mostly highly compensated executive officers for the fiscal year ended December 31, 2023. The table does not include compensation paid prior to September 12, 2023, including any such compensation paid by Endeavor, Endeavor OpCo or any of its subsidiaries.

The principal positions listed in the table refer to the positions of our named executive officers as of December 31, 2023. All amounts set forth in this table were either paid by TKO OpCo or its subsidiaries, or paid by Endeavor and allocable to service to TKO for the applicable named executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ariel Emanuel Chief Executive Officer	2023	911,538	24,000,000	40,000,094	928	64,912,560
Andrew Schleimer Chief Financial Officer	2023	611,538	5,000,000 (3)	3,151,215	2,509	8,765,262
Mark Shapiro President and Chief Operating Officer	2023	759,615	9,000,000	6,250,086	73,629	16,083,330
Seth Krauss, Chief Legal and Administrative Officer	2023	228,082 (4)	228,082	-	928	457,092

(1)The amounts listed in this column represent the grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), with respect to the grant of restricted stock units. Assumptions used in calculating these amounts are described in Note 13 to our audited consolidated financial statements included herein.

(2)For Mr. Emanuel, the amount reported in this column represents 401(k) matching contributions in respect of fiscal year 2023 (based on approximately fifty percent of total matching contributions made by Endeavor allocable for Mr. Emanuel’s services to TKO for fiscal year 2023). For Mr. Shapiro, the amount reported in this column represents the value of the personal use of aircraft provided to him with an incremental cost of $72,701 calculated as described below, and 401(k) matching contributions in respect of fiscal year 2023 (based on approximately fifty percent of total matching contributions made by Endeavor allocable for Mr. Shapiro’s services to TKO for fiscal year 2023). For Mr. Schleimer, the amount reported in this column represents 401(k) matching contributions in respect of fiscal year 2023. For Mr. Krauss, the amount reported in this column represents 401(k) matching contributions in respect of fiscal year 2023 (based on approximately fifty percent of total matching contributions made by Endeavor allocable for Mr. Krauss’ services to TKO for fiscal year 2023). From time to time, personal guests accompany our named executive officers on business-related flights for TKO, and the incremental cost of such travel and any deadhead flights or portions thereof is included in this column. Incremental cost is calculated on the basis of cost-per-mile based upon the variable costs of the flight, including fuel, variable maintenance and ground transportation.

(3)Because Mr. Schleimer was an employee of UFC before the consummation of the Transaction, a portion of his $3,000,000 annual bonus from the Company may relate to his services before September 12, 2023.

(4)Mr. Krauss did not receive any base salary or a bonus from TKO in fiscal year 2023. However, Mr. Krauss received base salary and an annual bonus from Endeavor and approximately fifty percent of such base salary and annual bonus paid by Endeavor in respect of fiscal year 2023 was allocable to his services at TKO. The amount reported in the Summary Compensation Table reflects such allocation. Mr. Krauss is receiving a base salary, and is expected to be eligible to receive an annual bonus, from TKO for his services to TKO in respect of fiscal year 2024.

Grants of Plan-Based Awards for Fiscal Year 2023

The following table presents information with respect to each grant of plan-based awards to each named executive officer in fiscal year 2023.

Name	Grant Date	Estimate Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#) (4)	Grant Date Fair Value of Stock Awards ($) (5)
		Threshold ($)	Target ($)	Maximum ($)
Ariel Emanuel	-	-	- (1)	-	-	-
	9/12/2023	-	-	-	388,162	40,000,094
Andrew Schleimer	11/6/2023	-	- (2)	-	37,244	3,151,215
Mark Shapiro	9/12/2023	-	1,672,603 (3)	-	60,651	6,250,086
Seth Krauss	-	-	-	-	-	-

(1)For fiscal year 2023, Mr. Emanuel is entitled to a guaranteed annual bonus of $1,750,000 under his employment agreement. Mr. Emanuel’s annual bonus for 2023 was not tied to achievement of any specified performance measure and, as such, is not included herein. Mr. Emanuel also received a transaction bonus from UFC in the amount of $20,000,000, which was not tied to achievement of any specified performance measure and, as such, is not included herein.

(2)Mr. Schleimer received a transaction bonus from UFC in the amount of $2,000,000, which was not tied to achievement of any specified performance measure and, as such, is not included herein.

(3)This amount represents a pro-rated portion of the target bonus for the period of September 12, 2023 through September 11, 2024 payable under Mr. Shapiro’s employment agreement (the aggregate target amount of which is $5,500,000 for such period). Mr. Shapiro also received a transaction bonus from UFC in the amount of $5,000,000, which was not tied to achievement of any specified performance measure and, as such, is not included herein.

(4)This amount represents the number of time-vesting RSUs granted. For more information relating to these RSUs, see “Key Elements of Executive Compensation Program – Equity-Based Awards” above and “Outstanding Equity Awards at 2023 Fiscal Year End” following this table.

(5) For each grant, this amount represents the grant date fair value calculated in accordance with ASC 718 with respect to the restricted stock units. Assumptions used in calculating these amounts are described in Note 13 to our audited consolidated financial statements included herein.

Employment Agreements

Employment Agreement with Mr. Emanuel

TKO is currently party to an employment agreement with Mr. Emanuel that became effective on September 12, 2023 and expires on December 31, 2027.

Mr. Emanuel’s employment agreement provides that Mr. Emanuel shall serve as Chief Executive Officer and will report to our Board. Mr. Emanuel’s employment agreement provides that he may continue to provide services in his role and position at Endeavor, Endeavor Operating Company and their respective subsidiaries, including as such role and position may be modified.

Mr. Emanuel’s employment agreement provides for an annual base salary of $3,000,000, which will be pro-rated for any partial calendar year (if applicable) and subject to increase from time to time as approved by the Governing Body.

For his service during the portion of the fiscal year 2023 following the Transactions, Mr. Emanuel was entitled to receive a guaranteed annual cash bonus equal to $1,750,000, which was paid during the first fiscal quarter of fiscal year 2024. Beginning in respect of fiscal year 2024, Mr. Emanuel will be eligible to receive an annual bonus with a target bonus amount equal to $7,000,000. The attainment of the annual bonus will be based on the achievement of a performance metric to be mutually agreed upon between Mr. Emanuel and the Governing Body. If (i) less than 90% of the performance metric is achieved, Mr. Emanuel’s annual bonus shall be determined and paid in the Company’s sole discretion, (ii) at least 90% of the performance metric is achieved, Mr. Emanuel’s annual bonus shall be at least 75% of the target bonus, (iii) at least 100% of the performance metric is achieved, Mr. Emanuel’s annual bonus shall be at least 100% of the target bonus, or (iv) at least 110% of the performance metric is achieved, Mr. Emanuel’s annual bonus shall be at least 125% of the target bonus. In addition to the foregoing, Mr. Emanuel may, in the Company’s sole discretion, receive an additional cash bonus for the applicable year. Mr. Emanuel’s annual bonus and any discretionary decisions related to such bonus shall be determined by the Governing Body.

Mr. Emanuel’s employment agreement additionally entitled Mr. Emanuel to receive a transaction bonus of $20,000,000, which was paid within 30 days following the Transactions.

Mr. Emanuel was also granted a one-time equity award comprised of 388,162 RSUs on September 12, 2023. The equity award will vest in four equal installments on each of the one-year, two-year, three-year and four-year anniversaries of September 12, 2023 (the date of the Transactions), subject to Mr. Emanuel’s continued employment through each applicable vesting date or as described below under “—Equity Vesting”.

In addition, for fiscal year 2023, Mr. Emanuel is entitled to receive an equity award in the amount of $2,500,000. Such equity award was granted in the first quarter of fiscal year 2024, and is comprised of 29,064 RSUs that vest in three equal installments on each of the one-year, two-year and three-year anniversaries of January 20, 2024, subject to Mr. Emanuel’s continued employment through each applicable vesting date or as described below under “—Equity Vesting”.

For each remaining fiscal year during the term of his employment agreement, Mr. Emanuel will be eligible to receive an annual equity award in an amount that ranges from 75% to 150% of a $10,000,000 target amount. It is expected that fifty percent of the annual equity awards for each fiscal year shall be determined based on attainment of certain annual performance metrics, and fifty percent shall be determined based on continued service and/or other criteria. Each such annual award is expected to consist of RSUs or similar awards that vest in three equal installments on each of the one-year, two-year and three-year anniversaries of the date of grant, subject to the approval of the Governing Body, and subject to Mr. Emanuel’s continued employment through each applicable vesting date or as described below under “—Equity Vesting”. The terms and conditions of Mr. Emanuel’s equity awards (including the type, nature and vesting conditions thereof) will be determined in the good faith discretion of the Governing Body, and the Governing Body may only change the equity awards from time-vesting to performance-vesting awards after negotiations with Mr. Emanuel in good faith. The value of Mr. Emanuel’s equity awards may exceed the expected amount for the fiscal years described above.

Mr. Emanuel’s employment agreement further provides that Mr. Emanuel is eligible to participate in all employee benefit programs made available to all active employees. Mr. Emanuel’s employment agreement provides for severance upon certain terminations of employment as described below under “—Potential Payments upon Termination of Employment or Change in Control.”

Mr. Emanuel’s employment agreement includes confidentiality and assignment of intellectual property provisions.

Mr. Emanuel’s employment agreement provides that, if any payments to Mr. Emanuel would be considered “excess parachute payments” under Section 280G of the Code and subject to excise taxes under Section 4999 of the Code, such payments will be reduced to the extent such reduction would provide a greater net after-tax benefit to Mr. Emanuel in relation to the net after-tax benefit to Mr. Emanuel if all such payments had been made.

Employment Agreement with Mr. Shapiro

During fiscal year 2023, TKO was a party to an employment agreement with Mr. Shapiro that became effective on September 12, 2023 and was expected to expire on the first anniversary thereof. On January 21, 2024, the Company and Mr. Shapiro entered into a new employment agreement that superseded his prior agreement and expires on December 31, 2027. The description below describes the terms of his prior agreement, to the extent implemented or otherwise applicable for fiscal year 2023, and the terms of his new agreement, to the extent applicable on a going forward basis.

The employment agreement provides that Mr. Shapiro shall serve as President and Chief Operating Officer and will report to Ariel Emanuel as Chief Executive Officer of TKO. Mr. Shapiro’s employment agreement provides that he may continue to provide services in his role and position at Endeavor, Endeavor Operating Company, LLC and their respective subsidiaries, including as such roles and positions may be modified.

Mr. Shapiro’s employment agreement provides for an annual base salary of $2,500,000 for fiscal year 2023. Starting in fiscal year 2024, his base salary increased to $4,000,000, subject to increase from time to time as approved by the Governing Body.

For fiscal year 2023, Mr. Shapiro is entitled to an annual cash bonus equal to $4,000,000. For each remaining fiscal year during the term of Mr. Shapiro’s employment agreement, Mr. Shapiro will be eligible to receive an annual bonus with a target bonus amount equal to $6,000,000. The amount of the annual bonus will be based on the achievement of performance metrics based on the Company’s performance (which may include EBITDA) and/or Mr. Shapiro’s individual performance, as determined by the Governing Body in good faith after receipt of recommendations from our Chief Executive Officer (after his consultation with Mr. Shapiro).

Mr. Shapiro’s employment agreement additionally entitled Mr. Shapiro to receive a transaction bonus of $5,000,000, which was paid within 30 days following the Transactions.

Pursuant to Mr. Shapiro’s employment agreement Mr. Shapiro received a one-time equity award comprised of 60,651 RSUs on September 12, 2023 (the “2023 Award”), and a one-time equity award comprised of 252,749 RSUs on January 22, 2024 (the “2024 Award”). The 2023 Award will vest on September 12, 2024 (the one-year anniversary of the closing of the Transactions) and the 2024 Award will vest in four equal installments on each of December 31, 2024, December 31, 2025, December 31, 2026, and December 31, 2027, in each case subject to Mr. Shapiro’s continued employment through such date or as described below under “—Equity Vesting”.

For fiscal year 2024 and each subsequent fiscal year during the term of his employment agreement, Mr. Shapiro will be eligible to receive an annual equity award with a target amount of $10,000,000. The amount of each equity award will be based on the achievement of performance metrics, continued service and/or other criteria, as determined by the Governing Body in good faith, and each equity award is expected to consist of RSUs or similar awards that vest in three equal installments on each of the one-year, two-year and three-year anniversaries of the date of grant, subject to the approval of the Governing Body, and subject to Mr. Shapiro’s continued employment through each applicable vesting date or as described below under “—Equity Vesting”. The terms and conditions of Mr. Shapiro’s equity awards (including the type, nature and vesting conditions thereof) will be determined in the sole discretion of the Governing Body. The value of Mr. Shapiro’s equity awards may exceed the expected amount for the fiscal years described above.

Mr. Shapiro’s employment agreement further provides that Mr. Shapiro is eligible to participate in all employee benefit programs made available to all active employees; provided, that Mr. Shapiro shall have reasonable access to private aircraft available to the Company for business travel purposes (or first class or charter aircraft for business travel when not using any private aircraft available to the Company), be reimbursed for reasonable commuting expenses (including appropriate car service) and, commencing in fiscal year 2024, be reimbursed for an annual executive physical. Mr. Shapiro’s employment agreement provides for severance upon certain terminations of employment as described below under “—Potential Payments upon Termination of Employment or Change in Control.”

Mr. Shapiro’s employment agreement includes confidentiality and assignment of intellectual property provisions.

Mr. Shapiro’s employment agreement provides that, if any payments to Mr. Shapiro would be considered “excess parachute payments” under Section 280G of the Code and subject to excise taxes under Section 4999 of the Code, such payments will be reduced to the extent such reduction would provide a greater net after-tax benefit to Mr. Shapiro in relation to the net after-tax benefit to Mr. Shapiro if all such payments had been made.

Employment Agreement with Mr. Schleimer

The Company is a party to an employment agreement with Mr. Schleimer that became effective on November 5, 2023 and expires on December 1, 2026.

Mr. Schleimer’s employment agreement provides that Mr. Schleimer shall serve as Chief Financial Officer and will report to the Company’s President or Chief Operating Officer or any successor position thereto.

Mr. Schleimer’s employment agreement provides for an annual base salary of $2,000,000 effective September 12, 2023, subject to increase from time to time as approved by the Governing Body.

For fiscal year 2023, Mr. Schleimer will be eligible to receive a cash bonus, which amount will be determined by the Governing Body. For each remaining fiscal year during of the term of Mr. Schleimer’s employment agreement, Mr. Schleimer will be eligible to receive an annual bonus with a target bonus amount equal to $2,000,000. The amount of the annual bonus will be based on the achievement of performance metrics based on Company performance (including EBITDA), as determined by the Governing Body in good faith.

Mr. Schleimer’s employment agreement entitles Mr. Schleimer to receive a one-time equity award comprised of 37,244 restricted stock units (which was granted on November 6, 2023). This award will vest in three equal installments on each of December 31, 2024, December 31, 2025 and December 31, 2026, subject to Mr. Schleimer’s continued employment through each applicable vesting date or as described below under “—Equity Vesting”.

In addition, for fiscal year 2023, Mr. Schleimer was entitled to receive an equity award in the amount of $2,500,000. Such equity award was granted in the first quarter of fiscal year 2024, and is comprised of 17,500 RSUs that vest in three equal installments on each of the one-year, two-year and three-year anniversaries of January 20, 2024, subject to Mr. Schleimer’s continued employment through each applicable vesting date or as described below under “—Equity Vesting”.

For each remaining fiscal year during the term of his employment agreement, Mr. Schleimer will be eligible to receive an annual equity award with a target amount of $5,000,000. The amount of each equity award will be based on the achievement of performance metrics, continued service and/or other criteria, as determined by the Governing Body in good faith, and each equity award is expected to consist of RSUs or similar awards that vest in three equal installments on each of the one-year, two-year and three-year anniversaries of the date of grant, subject to the approval of the Governing Body, and subject to Mr. Schleimer’s continued employment through each applicable vesting date or as described below under “—Equity Vesting”.

Mr. Schleimer’s employment agreement includes confidentiality and assignment of intellectual property provisions and a six-month post-termination non-compete covenant, provided that, to the extent Mr. Schleimer’s employment is terminated due to a resignation without good reason or following the end of the employment term (other than due to an Employer Non-Renewal as defined below) and the Company desires to enforce the post-termination non-compete covenant, the Company must provide Mr. Schleimer with a supplemental payment equal to six months of base salary.

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

Employment Agreement with Mr. Krauss

The Company was not party to an employment agreement with Mr. Krauss in fiscal year 2023. On January 12, 2024, the Company became a party to an employment agreement with Mr. Krauss that became effective on January 1, 2024 and expires on December 31, 2027.

Mr. Krauss’s employment agreement provides that Mr. Krauss shall serve as Chief Legal and Administrative Officer and will report to TKO’s President or Chief Operating Officer (currently Mark Shapiro) or any successor position thereto.

Mr. Krauss’s employment agreement provides for an annual base salary of $2,000,000, subject to increase from time to time as approved by the Governing Body.

For fiscal year 2023, Mr. Krauss will be eligible to receive a cash bonus, which amount will be determined by the Governing Body. Beginning in fiscal year 2024 and during the remainder of the term of Mr. Krauss’ employment agreement, Mr. Krauss will be eligible to receive an annual bonus with a target bonus amount equal to $2,000,000. The amount of the annual bonus will be based on the achievement of performance metrics based on Company performance, as determined by the Governing Body in good faith.

Mr. Krauss’s employment agreement entitles Mr. Krauss to receive a one-time equity award comprised of 39,109 restricted stock units (which was granted on January 12, 2024). This award will vest in four equal installments on each of December 31, 2024, December 31, 2025, December 31, 2026 and December 31, 2027, subject to Mr. Krauss’s continued employment through each applicable vesting date or as described below under “—Equity Vesting”.

In addition, for fiscal year 2023, Mr. Krauss was eligible to receive an equity award in the amount of $1,216,438. Such equity award was granted in the first quarter of fiscal year 2024, and is comprised of 14,127 RSUs that vest in three equal installments on each of the one-year, two-year and three-year anniversaries of January 20, 2024, subject to Mr. Krauss’ continued employment through each applicable vesting date or as described below under “—Equity Vesting”.

For each remaining fiscal year during the term of his employment agreement, Mr. Krauss will be eligible to receive an annual equity award with a target amount of $4,000,000. The amount of each equity award will be based on the achievement of performance metrics, continued service and/or other criteria, as determined by the Governing Body in good faith, and each equity award is expected to consist of RSUs or similar awards that vest in three equal installments on each of the one-year, two-year and three-year anniversaries of the date of grant, subject to the approval of the Governing Body, and subject to Mr. Krauss continued employment through each applicable grant and vesting date, and subject to Mr. Krauss’ continued employment through each applicable vesting date or as described below under “—Equity Vesting”.

Mr. Krauss’ employment agreement includes confidentiality, assignment of intellectual property provisions and a certain non-competition and non-solicitation restrictions for up to two years following termination of employment, provided that, in the event of a termination without Cause or for Good Reason, the non-competition restrictions shall only apply to the extent the Company continues to pay base salary to Mr. Krauss (and, in such case, such restrictions (and corresponding base salary payments) will not continue for more than six months following termination).

Mr. Krauss employment agreement provides that, if any payments to Mr. Krauss would be considered “excess parachute payments” under Section 280G of the Code and subject to excise taxes under Section 4999 of the Code, such payments will be reduced to the extent such reduction would provide a greater net after-tax benefit to Mr. Krauss in relation to the net after-tax benefit to Mr. Krauss if all such payments had been made.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table provides information about the outstanding equity awards held by our named executive officers as of December 31, 2023.

Name	Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)
Ariel Emanuel	9/12/2023	388,162 (2)	31,666,256
Andrew Schleimer	11/6/2023	37,244 (3)	3,038,366
Mark Shapiro	9/12/2023	60,651 (4)	4,947,909

(1)Represents the fair market value per share of our Class A common stock of $81.58, as of December 29, 2023.

(2)As of December 31, 2023, the unvested time-based equity awards were scheduled to vest on September 12, 2024, September 12, 2025, September 12, 2026 and September 12, 2027, subject to continued employment through the vesting date.

(3)As of December 31, 2023, the unvested time-based equity awards were scheduled to vest on December 31, 2024, December 31, 2025 and December 31, 2026, subject to continued employment through the vesting date.

(4)As of December 31, 2023, the unvested time-based equity awards were scheduled to vest on September 12, 2024, subject to continued employment through the vesting date.

Stock Vested During Fiscal Year 2023

Our named executive officers did not vest into any stock awards during fiscal year 2023.

Potential Payments upon Termination of Employment or Change in Control

Severance Payments and Benefits under Employment Agreements

All of our named executive officers are entitled to certain severance benefits following certain terminations of employment. Such severance benefits are described directly below. No severance payments or benefits are payable in the event of a termination for cause.

Ariel Emanuel

If Mr. Emanuel’s employment is terminated without “cause” or due to a resignation for “good reason” he is entitled to receive (i) any unpaid annual bonus for the year prior to the year of termination, which shall be paid in a lump sum within thirty days after Mr. Emanuel’s termination of employment, and (ii) an amount equal to two times the sum of (x) his base salary and (y) his target bonus, which shall be paid ratably in monthly installments over the twenty-four month period following the date of Mr. Emanuel’s termination of employment.

If Mr. Emanuel’s employment is terminated due to death or disability, he will be entitled to receive any unpaid annual bonus for the year prior to the year of termination and a pro-rata portion of the target bonus for the year of termination.

Any severance that Mr. Emanuel is entitled to receive upon his termination by the company without cause, or due to a resignation for good reason is subject to Mr. Emanuel’s execution and non-revocation of a release of claims.

Mark Shapiro

Employment Agreement for Fiscal Year 2023

On and prior to December 31, 2023, Mr. Shapiro was eligible for certain severance under his then-current employment agreement, which is described immediately below. Mr. Shapiro did not, however, experience a termination of employment in fiscal year 2023. If Mr. Shapiro’s employment is terminated without “cause” or due to a resignation for “good reason” prior to the end of his employment term, he is entitled to (i) continued payment of his base salary commencing on the date of termination and ending on September 12, 2025, (ii) payment of his target bonus for the period ending on September 12, 2024 (less any bonus previously paid for that period) and (iii) an amount equal to his target bonus for each calendar year commencing with 2024 and ending on September 12, 2025 (pro-rated for any partial year).

If Mr. Shapiro’s employment is terminated due to Employer Non-Renewal, Mr. Shapiro shall be entitled to (i) continued payment of his base salary as though he had remained employed for twelve months following the termination date, and (ii) payment of an amount equal to his target annual bonus for each calendar year during the period commencing with the calendar year in which the date of termination occurs and ending on the twelve month period immediately following Mr. Shapiro’s termination of employment (pro-rated for any partial year).

If Mr. Shapiro terminates his employment for any reason within 30 days following the end of the term of the employment agreement for any reason other than an Employer Non-Renewal, as long as (i) at the time of such termination, the Company has not terminated Mr. Shapiro for cause and (ii) Mr. Shapiro continues to provide services to the Company through the thirtieth day following the end of the term of the employment agreement, Mr. Shapiro shall be entitled to (i) continued payment of his base salary for six months following termination and (ii) an amount equal to fifty percent of his target annual bonus.

If Mr. Shapiro’s employment is terminated due to death or disability prior to the end of his employment term, he shall be entitled to payment of his target annual bonus for his employment term, pro-rated for the portion of his employment term in which he was employed.

Any severance that Mr. Shapiro is entitled to receive upon his termination by the company without cause, due to a resignation for good reason or, due to an Employer Non-Renewal is subject to Mr. Shapiro’s execution and non-revocation of a release of claims.

Employment Agreement following Fiscal Year 2023

On and after January 1, 2024, Mr. Shapiro was eligible for certain severance under his new employment agreement, which is described immediately below. If Mr. Shapiro’s employment is terminated without “cause” or due to a resignation for “good reason” prior to the end of the term of his employment agreement, Mr. Shapiro is entitled to (i) continued payment of his base salary through the later of (a) December 31, 2027 and (b) the second anniversary of the date of termination, and (ii) payment of his target bonus for each calendar year commencing with the calendar year in which the date of termination occurs and ending on the later of (a) December 31, 2027 and (b) the second anniversary of the date of termination (pro-rated for any partial year).

If Mr. Shapiro’s employment is terminated due to Employer Non-Renewal, Mr. Shapiro shall be entitled to (i) continued payment of his base salary through the second anniversary of the date of termination, (ii) an amount equal to his target bonus for fiscal year 2027 (less any annual bonus paid prior to termination with respect to 2027), and (iii) the amount equal to his target bonus for each calendar year during the period commencing with 2028 and ending on the second anniversary of the date of termination (pro-rated for any partial year).

If Mr. Shapiro terminates his employment for any reason within 30 days following the end of the term of the Agreement for any reason other than an Employer Non-Renewal, as long as (a) at the time of such termination, the Company has not terminated Mr. Shapiro for cause and (b) Mr. Shapiro continues to provide services to the Company through the thirtieth day following the end of the term of the Agreement (“Employee Non-Renewal”), Mr. Shapiro shall be entitled to (i) continued payment of his base salary for six months following termination, (ii) an amount equal to his target bonus for fiscal year 2027 (less any annual bonus paid prior to termination with respect to 2027), and (iii) an amount equal to fifty percent of his target bonus for fiscal year 2028.

If Mr. Shapiro’s employment is terminated due to death or disability prior to the end of the term of his employment agreement, Mr. Shapiro shall be entitled to payment of his target bonus for the fiscal year in which the termination of employment occurs, pro-rated for the portion of his employment term in which he was employed.

Any severance that Mr. Shapiro is entitled to receive upon his termination by the Company without Cause, due to a resignation for Good Reason, due to an Employer Non-Renewal or due to an Employee Non-Renewal, is subject to Mr. Shapiro’s execution and non-revocation of a release of claims.

Andrew Schleimer

If Mr. Schleimer’s employment is terminated without “cause” or due to a resignation for “good reason” prior to the end of his term, he is entitled to (i) payment of an amount equal to one and one-half times his annual base salary, payable during the period commencing on the date of termination and ending on the twelve month anniversary of the date of termination, and (ii) an amount equal to his target bonus for each calendar year commencing with the calendar year in which the date of termination occurs and ending on the eighteen month anniversary of the date of termination (pro-rated for any partial year).

If Mr. Schleimer’s employment is terminated due to Employer Non-Renewal, Mr. Schleimer shall be entitled to payment of an amount equal to his annual base salary, payable during the period commencing on the date of termination and ending on the twelve month anniversary of the date of termination.

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

Seth Krauss

Mr. Krauss was not entitled to receive any severance upon any termination of employment, to the extent such termination occurred in fiscal year 2023. Commencing in fiscal year 2024, Mr. Krauss became eligible for certain severance payments, which are described herein. Pursuant to Mr. Krauss’ employment agreement effective January 1, 2024, if Mr. Krauss’s employment is terminated without “cause” or due to a resignation for “good reason” prior to the end of his term, Mr. Krauss is entitled to (i) continued payment of his base salary through the later of (a) December 31, 2027 and (b) the first anniversary of the date of termination and (ii) payment of his target bonus for the calendar year in which the termination occurs.

If Mr. Krauss’s employment is terminated due to Employer Non-Renewal, Mr. Krauss shall be entitled to continued payment of his base salary through the first anniversary of the date of termination.

Any severance that Mr. Krauss is entitled to receive upon his termination by the Company without cause, due to a resignation for good reason or due to an Employer Non-Renewal is subject to Mr. Krauss’s execution and non-revocation of a release of claims.

Equity Vesting

Ariel Emanuel

Upon a termination without cause or due to a resignation for good reason, any unvested portion of Mr. Emanuel’s equity awards that is subject solely to vesting based on continued service will accelerate and vest. Additionally, any unvested portion of Mr. Emanuel’s equity awards that is subject solely to vesting based on continued service will accelerate and vest upon a Change of Control (as defined in the 2023 Incentive Plan), subject to Mr. Emanuel’s continued service through the consummation of such Change in Control.

Mark Shapiro

For fiscal year 2023, if Mr. Shapiro’s employment is terminated by the Company without cause or due to a resignation for good reason prior to the end of his employment term, any unvested portion of Mr. Shapiro’s one-time equity will accelerate and vest in full. The equity award will also accelerate and vest in full upon a Change of Control (as defined in Mr. Shapiro’s employment agreement), subject to Mr. Shapiro’s continued service through the consummation of such Change of Control.

Following fiscal year 2023, if Mr. Shapiro’s employment is terminated by the Company without cause or due to a resignation for good reason prior to the end of his employment term, or if Mr. Shapiro’s employment is terminated by TKO without cause in connection with an Employer Non-Renewal, any unvested portion of Mr. Shapiro’s equity awards that are subject to vesting based on continued service will accelerate and vest in full. If Mr. Shapiro terminates his employment for any reason within 30 days following the end of the term of his employment agreement for any reason other than an Employer Non-Renewal, as long as (a) at the time of such termination, TKO has not terminated Mr. Shapiro for cause and (b) Mr. Shapiro continues to provide services to TKO through the thirtieth day following the end of the term of the his employment agreement, the unvested portion of Mr. Shapiro’s equity awards that is subject to vesting based on continued service that would have become vested had Mr. Shapiro remained employed for six months following termination, will accelerate and vest in full. Additionally, any unvested portion of Mr. Shapiro’s equity awards that is subject solely to vesting based on continued service will accelerate and vest in full upon a Change of Control (as defined in the 2023 Incentive Award Plan), subject to Mr. Shapiro’s continued service through the consummation of such Change of Control. Further, to the extent the Governing Body determines that any annual equity awards subject to vesting based on performance goals cannot be equitably adjusted in connection with a Change of Control, such awards shall also accelerate and vest in full upon a Change of Control (based on actual or target performance as determined by the Governing Body), subject to Mr. Shapiro’s continued service through the consummation of such Change of Control.

Andrew Schleimer

If Mr. Schleimer’s employment is terminated by the Company without cause or due to a resignation for good reason prior to the end of his employment term, or if Mr. Schleimer’s employment is terminated by the Company without cause in connection with an Employer Non-Renewal, any unvested portion of Mr. Schleimer’s equity awards that are subject solely to vesting based on continued service will accelerate and vest in full.

Seth Krauss

Mr. Krauss did not hold any equity awards from the Company in fiscal year 2023. Pursuant to Mr. Krauss’ employment agreement effective January 1, 2024, if Mr. Krauss’s employment is terminated without “cause” or due to a resignation for “good reason” prior to the end of his term, or if Mr. Krauss’s employment is terminated by the Company without cause in connection with an Employer Non-Renewal, any unvested portion of Mr. Krauss’s equity awards that are subject solely to vesting based on continued service will accelerate and vest in full.

Definitions of “Cause”, “Good Reason” and “Employer Non-Renewal”

For purposes of Mr. Emanuel’s employment agreement and equity awards, “cause” generally means: Mr. Emanuel’s (i) conduct constituting embezzlement, fraud, or material misappropriation, whether or not related to his employment with the Company, in each case that results in material harm to the Company or its subsidiaries; (ii) conviction of a felony, whether or not related to his employment with the Company; (iii) conduct constituting a financial crime, material act of dishonesty or material unethical business conduct, involving the Company or any of its subsidiaries, in each case that results in material harm to the Company or any of its subsidiaries; (iv) unauthorized disclosure or use of confidential information or material breach of the provision of his employment agreement providing for assignment of intellectual property, in each case that results in material harm to the Company or any of its subsidiaries, (v) material and knowing breach of any applicable restrictive covenants set forth in any agreement between Mr. Emanuel and the Company or any of its subsidiaries, or (vi) willful and material breach of any other material obligation under his employment agreement, in each case that results in material harm to the Company or any of its subsidiaries.

For purposes of Messrs. Shapiro’s, Schleimer’s and Krauss’s employment agreements and equity awards, “cause” generally means: the named executive officer’s (i) conduct constituting embezzlement, fraud, or material misappropriation, whether or not related to the named executive officer’s employment with the Company; (ii) conduct constituting a felony, whether or not related to the named executive officer’s employment with the Company; (iii) conviction or indictment of a financial crime, material act of dishonesty or material unethical business conduct; (iv) unauthorized disclosure or use of confidential information or material breach of provision of his employment agreement providing for assignment of intellectual property, in each case that results in material harm to the Company or any of its subsidiaries; (v) material breach any applicable restrictive covenants set forth in any agreement between the named executive officer and the Company or any of its subsidiaries; (vi) material breach of any other material obligation under the named executive officer’s employment agreement; (vii) material violation of the Company’s written policies that is detrimental to the best interests of the Company or any of its subsidiaries; (viii) use of alcohol or drugs that materially interferes with the performance of the named executive officer’s duties; or (ix) conduct that brings the named executive officer or the Company or any of its subsidiaries into public disrepute, scandal, contempt or ridicule that shocks, insults or offends a substantial portion or group of the community or reflects unfavorably on the named executive officer, the Company or any of its subsidiaries.

For Mr. Emanuel, “good reason” means the occurrence of, without Mr. Emanuel’s consent, (i) a material diminution of his duties, responsibilities or authorities as chief executive officer (including any requirement that Mr. Emanuel report to someone other than the Board), (ii) the assignment of duties inconsistent with Mr. Emanuel’s position, (iii) the material breach by the Company of any terms under Mr. Emanuel’s employment agreement, (iv) the relocation of Mr. Emanuel’s principal place of employment outside of the Los Angeles Metropolitan area or (iv) the failure of the Company to obtain the assumption in writing of its obligations under Mr. Emanuel’s employment agreement by any successor to all or substantially all of the assets of the Company.

For Mr. Shapiro, “good reason” means, the occurrence of, without Mr. Shapiro’s consent, the material breach by the Company of any terms under Mr. Shapiro’s employment agreement (including Mr. Shapiro’s ceasing to report directly to Mr. Emanuel as Chief Executive Officer, except in the event of the termination of Mr. Emanuel’s employment as a result of Mr. Emanuel’s death or disability).

For Mr. Schleimer, “good reason” means, the occurrence of, without Mr. Schleimer’s consent, the material breach by the Company of any terms under Mr. Schleimer’s employment agreement. Notwithstanding the foregoing, if Mr. Schleimer’s employment is terminated without “cause” or due to a resignation for “good reason” prior to the end of his term and within two years following a “change of control” (as defined in the Company’s 2023 Incentive Award Plan), he will be entitled to (i) payment of an amount equal to two times his annual base salary, payable during the period commencing on the date of termination and ending on the twelve month anniversary of the date of termination, and (ii) an amount equal to his target bonus for each calendar year commencing with the calendar year in which the date of termination occurs and ending on the twenty-four month anniversary of the date of termination (pro-rated for any partial year).

For Mr. Krauss, “good reason” means, the occurrence of, without Mr. Krauss’s consent, the material breach by the Company of any terms under Mr. Krauss’s employment agreement, including any requirement for Mr. Krauss to relocate his principal place of employment outside of New York County without Mr. Krauss’s consent.

For Mr. Shapiro, effective fiscal year 2023, “Employer Non-Renewal” means before the end of the term of Mr. Shapiro’s employment agreement, the Company fails to give Mr. Shapiro a bona fide offer of employment that provides compensation that is substantially comparable to the compensation provided under his employment agreement and an annual target equity award opportunity equal to at least $7,000,000 (excluding his one-time equity award of $6,250,000 and one-time cash award of $5,000,000, each as described above in “—Employment Agreement with Mr. Shapiro”), and Mr. Shapiro’s employment is then either terminated by TKO without cause or by Mr. Shapiro for any reason.

Following fiscal year 2023, for Mr. Shapiro, “Employer Non-Renewal” means before the end of the term of the Agreement, TKO fails to give Mr. Shapiro a bona fide offer of renewal of his employment on terms that provide compensation that is substantially comparable to the compensation provided under the Agreement (excluding annual equity award with respect of fiscal year 2023 so long as such offer includes an initial equity award equal at least $5,000,000, each as described above in “—Employment Agreement with Mr. Shapiro”), and Mr. Shapiro’s employment is then either timely terminated by TKO without cause or by Mr. Shapiro for any reason.

For Mr. Schleimer, “Employer Non-Renewal” means before the end of the term of Mr. Schleimer’s employment agreement, the Company fails to give Mr. Schleimer a bona fide offer of employment that provides compensation that is substantially comparable to the annual cash and equity compensation provided under his employment agreement (excluding the Initial Equity Award), and Mr.

Schleimer’s employment is then either terminated by the Company without cause or by Mr. Schleimer for any reason within the thirty day period following the end of the employment term (an “Employer Non-Renewal”)

For Mr. Krauss, “Employer Non-Renewal” means before the end of the term of Mr. Krauss’s employment agreement, TKO fails to give Mr. Krauss a bona fide offer of renewal of his employment on terms that provide compensation that is substantially comparable to the compensation provided under the Agreement (excluding, for the avoidance of doubt, the Initial Equity Award), and Mr. Krauss’s employment is then either timely terminated by TKO without cause or by Mr. Krauss for any reason.

Estimated Payments Upon Termination of Employment or Change in Control

The table below shows the severance payments and benefits that each named executive officer would receive upon (1) death or disability, (2) termination without cause or a resignation with good reason, (3) termination for cause or a resignation without good reason and (4) a change in control. The amounts are calculated as if the date of termination and change in control occurred on December 31, 2023.

	Disability ($)		without Good Reason ($)	Control
	Death or Disability ($)	Termination without Cause or Resignation with Good Reason ($)	Termination for Cause or Resignation without Good Reason ($)	Change in Control ($)
Ariel Emanuel
Base Salary Continuation	—	6,000,000 (1)	—	—
Bonus	7,000,000 (2)	14,000,000 (3)	—	—
Accelerated Vesting of Equity-Based Awards	—	31,666,256 (4)	—	31,666,256 (4)

Andrew Schleimer
Base Salary Continuation	—	3,000,000 (6)(8)	—	—
Bonus	608,219 (5)	3,000,000 (7)(9)	—	—
Accelerated Vesting of Equity-Based Awards	—	3,038,366 (4)	—	—

Mark Shapiro
Base Salary Continuation	—	4,240,385 (8)	—	—
Bonus	1,672,603 (5)	11,000,000 (9)	—	—
Accelerated Vesting of Equity-Based Awards	—	4,947,909 (4)	—	4,947,909 (4)

Seth Krauss (10)
Base Salary Continuation	—	—	—	—
Bonus	—	—	—	—
Accelerated Vesting of Equity-Based Awards	—	—	—	—

(1)This amount reflects the continued payment of two times the named executive officer’s base salary for 24 months following termination of his employment.

(2)This amount reflects the payment of the named executive’s officer target annual bonus.

(3)This amount reflects the payment of two times the named executive officer’s target annual bonus.

(4)This amount reflects the accelerated vesting of all of the named executive officer’s time-based restricted stock units.

(5)This amount reflects the continued payment of the named executive officer’s pro-rated target bonus through December 31, 2023.

(6)This amount reflects the continued payment of one and a half times the named executive officer’s base salary for 12 months following termination of his employment.

(7)This amount reflects payment of the named executive’s officer target annual bonus for the 18-month period following termination of his employment.

(8)This amount reflects the continued payment of the named executive officer’s base salary through September 12, 2025.

(9)This amount reflects the payment of (i) the named executive officer’s target annual bonus through September 12, 2024 and (ii) the named executive officer’s target annual bonus for each calendar year commencing with 2024 and ending on September 12, 2025.

(10)Mr. Krauss was not eligible for any severance upon a termination as of December 31, 2023. Mr. Krauss became eligible for severance pursuant to his employment agreement, effective as of January 1, 2024 For a discussion of such severance, see “Potential Payments upon Termination of Employment or Change in Control” above.

Pay Versus Performance Table

The following table sets forth information concerning the compensation provided to our NEOs and certain measures of Company performance in the year ended December 31, 2023, for services to the Company in all capacities.

Fiscal Year	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($) (1) (2) (3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($) (1) (2) (3)	Value of Initial Fixed $100 Investment Based on:		Net Income ($)	Adjusted EBITDA ($)
					Total Shareholder Return ($) (4)	Peer Group Index Total Shareholder Return ($) (4)
2023	64,912,560	56,578,222	8,435,228	7,963,553	82.19	107.00	175,722,864	809,087,712

(1)Amounts represent compensation actually paid (“CAP”) to our CEO, who was our Principal Executive Officer or “PEO” for fiscal year 2023, and the average CAP to our remaining NEOs or “Non-PEO NEOs” for fiscal year 2023, as determined under SEC rules, which includes the individuals indicated below for fiscal year 2023:

Year	PEO	Non-PEO NEOs
2023	Ariel Emanuel	Mark Shapiro, Andrew Schleimer and Seth Krauss

(2)Amounts represent the Summary Compensation Table Total Compensation for the applicable fiscal year adjusted as follows:

Applicable Fiscal Year (“FY”)	2023
	PEO	Average non-PEO NEOs
Deduction for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable FY	(40,000,094)	(3,133,767)
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, determined as of Applicable FY End	31,666,256	2,662,091

Total Adjustments	(8,333,838)	(471,675)

(3)The fair values of restricted stock units included in the CAP to our PEO and the Average CAP to our Non-PEO NEOs are calculated at the required measurement dates, consistent with the approach used to value the awards at the grant date as described in this Annual Report. Any changes to the fair values of our restricted stock units from the grant date are based on our updated stock price at the applicable measurement date. For the year presented, the increases or decreases in the year-end restricted stock unit fair value from the fair value on the grant date were affected by changes in the stock price. For additional information on the assumptions used to calculate the valuation of the awards, see Note 13 to our audited consolidated financial statements included herein.

(4)Reflects the period from commencing on September 12, 2023, the date of consummation of the Transactions, through December 31, 2023.

2023 Pay Versus Performance Graphs

Similar to reported compensation in the Summary Compensation Table, “Compensation Actually Paid” does not accurately represent the actual compensation that is or may be received by our named executive officers. However, this information may demonstrate the impact that TKO performance and stock price performance has on the value of incentives, and accordingly the alignment between total stockholder returns and pay.

Our applicable Governing Body does not consider compensation actually paid when making compensation decisions for the named executive officers. See the Compensation Discussion & Analysis for a description of how our applicable Governing Body assesses the relationship between named executive officer pay and performance.

Pay Versus Performance Relationships

The chart below provides a comparison between (i) the total stockholder return of the Company and of the S&P 500 Media and Entertainment Industry Group Index assuming a fixed $100 initial investment on September 12, 2023 (the date our Class A common stock began trading on NYSE) and reinvestment of dividends, and (ii) the compensation actually paid to our PEO and the average compensation actually paid to our non-PEO named executive officers for the year ended December 31, 2023.

Company TSR and S&P 500 Media & Entertainment TSR vs. Compensation Actually Paid
Cumulative TSR (On Fixed $100 Investment)
$125
$100
$75
$50
$25
$0
Compensation Actually Paid (in millions)
$70
$60
$50
$40
$30
$20
$10
$0
12-Sep-23
FY 2023
Avg non-PEO NEO Compensation Actually Paid (in millions)
PEO Compensation Actually Paid (in millions)
Company TSR
S&P 500 Media and Entertainment Index TSR

	September 12, 2023	FY 2023
Company TSR	$100	$82.19
S&P 500 Media and Entertainment Index TSR	$100	$107.00
PEO Compensation Actually Paid (in millions)	-	$57
Avg. non-PEO NEO Compensation Actually Paid (in millions)	-	$8

The chart below provides a comparison between (i) the Company’s Net Income and (ii) compensation actually paid to our PEO and average compensation actually paid to our non-PEO named executive officers for the fiscal year 2023.

Net Income vs. Compensation Actually Paid
$200
$100
$0
(in millions)
Net Income (in millions), $176
PEO Compensation Actually Paid (in millions), $57
Avg non-PEO NEO Compensation Actually Paid (in millions), $8
FY 2023

FY 2023
Net Income (in millions)	$176
PEO Compensation Actually Paid (in millions)	$57
Avg. non-PEO NEO Compensation Actually Paid (in millions)	$8

The chart below provides a comparison between (i) the Company’s Adjusted EBITDA and (ii) compensation actually paid to our PEO and average compensation actually paid to our non-PEO named executive officers for the fiscal year 2023.

Adjusted EBITDA vs. Compensation Actually Paid
$800
$700
$600
$500
$400
$300
$200
$100
$0
(in millions)
Adjusted EBITDA (in millions), $809
PEO Compensation Actually Paid (in millions), $57
Avg non-PEO NEO Compensation Actually Paid (in millions), $8
FY 2023

FY 2023
Adjusted EBITDA (in millions) (1)	$809
PEO Compensation Actually Paid (in millions)	$57
Avg. non-PEO NEO Compensation Actually Paid (in millions)	$8

(1)Adjusted EBITDA is a non-GAAP measure. For a reconciliation of the differences between Adjusted EBITDA and the most directly comparable financial measure calculated and presented in accordance with GAAP, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Non-GAAP Financial Measures” in this Annual Report.

The comparisons reflected in the charts above are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

2023 Pay Versus Performance Tabular List

As required by Item 402(v) of Regulation S-K, we are providing the following information regarding the performance measure that we believe represents the most important financial performance measure used by us to link CAP to our NEOs for the fiscal year 2023. Such performance measure represented the only financial performance measure that was used by the Company to link compensation actually paid to our named executive officers, for fiscal year 2023, to Company performance.

Performance measure
Adjusted EBITDA

For additional details regarding our most important financial performance measures, please see the sections titled “2023 Financial and Operating Highlights” and “Annual Cash Bonuses” in our CD&A elsewhere in this Annual Report.

COMPENSATION OF OUR DIRECTORS

The table below shows the compensation earned by each director other than Messrs. Emanuel and Shapiro (whose compensation is set forth above) for the fiscal year ended December 31, 2023. The table does not include compensation paid prior to September 12, 2023.

Name	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)	Total ($)
Peter C.B. Bynoe	35,340	-	182,089	-	-	217,429
Steve R. Koonin	41,382	-	182,089	-	-	223,471
Jonathan A. Kraft	32,320	-	182,089	-	-	214,409
Sonya E. Medina	41,684	-	182,089	-	-	223,773
Nancy R. Tellem	38,663	-	182,089	-	-	220,752
Carrie Wheeler	43,194	-	182,089	-	-	225,283
Vincent K. McMahon (2)	369,231	-	-	-	7,092	376,323
Nick Khan (2)	515,385	15,000,000	12,057,419 (3)	4,465,711	999	32,039,514

(1)The amounts listed in this column represent the grant date fair value calculated in accordance with ASC 718 with respect to the grant of restricted stock units during fiscal year 2023. Assumptions used in calculating these amounts are described in Note 13 to our audited consolidated financial statements included herein.

(2)The amounts included for Messrs. McMahon and Khan are exclusively in respect of their services as employees during fiscal year 2023 and do not reflect any compensation in respect of their services as directors.

(3)In connection with Mr. Khan’s entry into his new employment agreement following the Transactions, his previously granted 241,264 performance stock units (representing a $16.5 million award granted to him in 2022 under the WWE 2016 Omnibus Incentive Plan (the “2016 Plan”)) was cancelled, and Mr. Khan subsequently received a new equity award of 153,676 restricted stock units that will vest in three equal annual installments beginning on December 31, 2024. The grant date fair value of approximately $12.1 million shown here relates to this new equity award.

The table below shows the aggregate numbers of unvested stock awards held as of December 31, 2023 by each director other than Messrs. Emanuel and Shapiro (whose outstanding awards are set forth above).

Name	Stock Awards Outstanding at 2023 Fiscal Year End
Peter C.B. Bynoe	1,767 (1)
Steve R. Koonin	1,767 (1)
Jonathan A. Kraft	1,767 (1)
Sonya E. Medina	1,767 (1)
Nancy R. Tellem	1,767 (1)
Carrie Wheeler	1,767 (1)
Vincent K. McMahon	86,918 (2)
Nick Khan	342,496 (3)

(1)The unvested restricted stock units will vest on the date of our stockholder meeting in 2024.

(2)Mr. McMahon resigned from his position as Executive Chair and a member of the Board effective as of January 26, 2024. The unvested restricted stock units held by Mr. McMahon were forfeited as of January 26, 2024.

(3)The unvested restricted stock units will vest as follows: 153,676 unvested restricted stock units will vest in three equal annual installments beginning on December 31, 2024; 85,386 unvested restricted stock units will vest on July 20, 2024; 80,803 unvested restricted stock units will vest on July 20, 2025; and 22,630 unvested restricted stock units will vest on July 20, 2026.

Non-Employee Director Compensation Policy

We maintain a policy pursuant to which each non-employee director receives an annual director fee of $107,000 as well as an additional annual fee of $15,000 for service as the chair of the audit committee and an additional annual fee of $21,000 for service (including as chair) on the audit committee, each earned on a quarterly basis. The policy provides for an additional annual fee of $20,000 for service as the chair of the compensation committee and an additional annual fee of $10,000 for service (including as chair) on the compensation committee, each earned on a quarterly basis, and an annual fee of $15,000 for service as the chair of the nominating and corporate governance committee and an additional annual fee of $7,500 for service (including as chair) on the nominating and corporate governance committee, each earned on a quarterly basis.

Each non-employee director will also receive an annual restricted stock unit award with a grant date value of $182,000, calculated based on the average closing price (as reported on the applicable stock exchange on which shares of our Class A common stock are traded for the 20 trading days preceding the date of grant or, if such shares have been trading for less than 20 days, the number of days these shares have been trading preceding the date of grant), entitling them to receive shares of our Class A common stock upon vesting. Additionally, each non-employee director who was initially elected or appointed to the Board following the closing date received a grant of our Class A common stock with a grant date value, calculated based on the average closing price (as reported on the applicable stock exchange on which shares of our Class A common stock are traded for the 20 trading days preceding the date of grant or, if such shares have been trading for less than 20 days, the number of days these shares have been trading preceding the date of grant), equal to the product of $182,000, and a fraction calculated as follows: (i) before our first annual shareholder meeting, the numerator of which is (x) the number of days between the closing date and the anticipated date of our first annual shareholder meeting (as determined by the Board) minus (y) the number of days in the period beginning on the date of the effective time and ending on such non-employee director’s start date, and the denominator of this fraction is the number of days in the period between the closing date and the anticipated date of our first annual shareholder meeting and (ii) following the our first annual shareholder meeting, the numerator of this fraction is (x) 365 minus (y) the number of days in the period beginning on the date of the annual shareholder meeting immediately preceding such non-employee director’s start date, and ending on such non-employee director’s start date, and the denominator of this fraction is 365.

Each equity grant will vest in full on the date of our annual shareholder meeting immediately following the date of grant, subject to the non-employee director continuing in service through such meeting date, and is further subject to accelerated vesting upon a change in control (as defined in the 2023 Incentive Award Plan).

Employee Compensation for Messrs. McMahon and Khan

Messrs. McMahon and Khan are not entitled to any compensation in respect of their services as directors in fiscal year 2023. However, they were entitled to certain compensation in respect of their services as our employees in fiscal year 2023. Messrs. McMahon and Khan received an annual base salary for fiscal year 2023 equal to $369,231 and $515,385, respectively. Mr. Khan, in his position as President of WWE, was also eligible to receive an annual bonus with target bonus opportunity equal to $2,666,096. Such bonus was determined based upon three metrics – WWE revenue (30% of bonus funding), WWE operating income before depreciation and amortization (or OIBDA) (50% of bonus funding), and certain strategic goals related to sponsorship revenue, rights renewals, gate revenue and viewership (20% of the bonus funding). Based on performance, Mr. Khan was entitled to a bonus equal to 167.5% of his target bonus opportunity, or $4,465,711. On November 22, 2023, Mr. Khan was also granted 153,676 restricted stock units that vest in three equal installments on December 31, 2024, December 31, 2025, and December 31, 2026. Messrs. McMahon and Khan also participated in certain of our benefit plans that are generally available to similarly situated employees in fiscal year 2023.

While perquisites help to provide our executives a benefit with a high perceived value at a relatively low cost, we do not generally view perquisites as a material component of our executive compensation program. Perquisites we provided to Messrs. McMahon and Khan during fiscal year 2023 included matching contributions, certain life insurance payments, personal travel on aircraft owned by or available to the Company and guest travel on business-related trips on such aircraft. The aggregate incremental cost of such perquisites in fiscal year 2023 is included in the “All Other Compensation” column of the “Compensation of Our Directors” Table above (with 401(k) contributions and life insurance payments allocated for the period of September 12, 2023 through December 31, 2023 by pro-rating full year of contributions based on the number of days in such period). For personal flights taken during fiscal year 2023 on aircraft owned by the Company, Mr. McMahon was subject to an aircraft leasing agreement with us, pursuant to which he is obligated to pay for the incremental costs associated with such personal flights. Mr. Khan reimburses the Company for the incremental costs associated with personal flights taken on aircraft made available to the Company. Therefore, there is no aggregate incremental cost to us for such flights taken by Messrs. McMahon and Khan during fiscal year 2023. Mr. McMahon did not have personal guests on business-related trips on the Company’s aircraft during fiscal year 2023, and the incremental costs associated with Mr. Khan’s guest travel on business-related trips on the Company’s aircraft during fiscal year 2023 were not in excess of $10,000 individually or when taken together with the cost of other perquisites provided to him.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2023.

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders (1)	1,964,029	(2)	-	(3)	11,266,993	(4)
Equity compensation plans not approved by security holders	-		-		-
Total	1,964,029				11,266,993

(1)Consists of the 2023 Incentive Award Plan and the 2016 Plan.

(2)Consists of restricted stock units issued under the 2023 Incentive Award Plan and the 2016 Plan, and performance stock units under the 2016 Plan, calculated using the target number of shares issuable in respect of such performance stock units.

(3)Weighted-average exercise price does not take into account any restricted stock units or performance stock units described above.

(4)Awards under the 2023 Incentive Award Plan may be issued in the form of restricted stock units, restricted stock, stock options, other stock or cash based awards and dividend equivalents. No additional awards will be granted pursuant to the 2016 Plan.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock by:

•each person who is known to be the beneficial owner of more than 5% of any class or series of our capital stock;

•each of our directors and named executive officers; and

•all of our directors and executive officers as a group.

The amounts and percentages of Class A common stock and Class B common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, provided that any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition shall be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

The beneficial ownership of our voting securities is based on 82,321,595 shares of our Class A common stock and 89,616,891 shares of our Class B common stock, each issued and outstanding as of January 31, 2024. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or that will become exercisable or will otherwise vest within 60 days of January 31, 2024 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed below is: c/o TKO Group Holdings, Inc., 200 Fifth Avenue, 7th Floor, New York, NY 10010.

	Class A Common Stock Owned(1)		Class B Common Stock Owned(1)		Combined Voting Power(2)
Name and Address of Beneficial Owner	Number	%	Number	%	%
5% Equityholders
Endeavor Group Holdings, Inc.(3)	89,616,891	52.1%	89,616,891	100%	52.1%
Silver Lake Equityholders(3)(4)	89,616,891	52.1%	89,616,891	100%	52.1%
Patrick Whitesell(3)(5)	89,616,891	52.1%	89,616,891	100%	52.1%
Vincent K. McMahon(6)	20,352,105	24.7%	—	—	11.8%
BlackRock, Inc.(7)	6,339,199	7.7%	—	—	3.7%
The Vanguard Group(8)	5,995,356	7.3%	—	—	3.5%
Lindsell Train Limited(9)	5,885,133	7.1%	—	—	3.4%
Michael James Lindsell(9)	5,885,133	7.1%	—	—	3.4%
Nicholas John Train(9)	5,885,133	7.1%	—	—	3.4%
Ninety One Plc(10)	4,411,978	5.4%	—	—	2.6%
Ninety One UK Limited(10)	4,345,215	5.3%	—	—	2.5%
Morgan Stanley(11)	4,214,167	5.1%	—	—	2.5%
Directors and Named Executive Officers
Ariel Emanuel(3)(12)	89,629,422	52.1%	89,616,891	100%	52.1%
Peter C.B. Bynoe	—	—	—	—	—
Egon P. Durban(3)(4)	89,616,891	52.1%	89,616,891	100%	52.1%
Dwayne Johnson	96,558	*	—	—	*
Bradley A. Keywell	—	—	—	—	—
Nick Khan	53,894	*	—	—	*
Steven R. Koonin	4,761	*	—	—	*
Jonathan A. Kraft	11,265	*	—	—	*
Seth Krauss	—	—	—	—	—
Sonya E. Medina	—	—	—	—	—
Mark Shapiro	12,531	*	—	—	*
Nancy R. Tellem	—	—	—	—	—
Carrie Wheeler	3,132	*	—	—	*
Andrew Schleimer	—	—	—	—	—
All directors and executive officers as a group (14 persons)	89,811,563	52.2%	89,616,891	100%	52.2%
* Less than 1%

(1)Each TKO OpCo Unit (other than TKO OpCo Units held by us) is redeemable from time to time at each holder’s option for, at our election, newly issued shares of our Class A common stock on a one-for-one basis, or to the extent there is cash available from the sale of newly issued shares of our Class A common stock, a cash payment equal to the closing price of one share of Class A common stock on the last full trading day immediately prior to the redemption date for each TKO OpCo Unit so redeemed, in each case, in accordance with the terms of the TKO Operating Agreement. In this table, beneficial ownership of TKO OpCo Units has been reflected as beneficial ownership of shares of our Class A common stock for which such TKO OpCo Units may be exchanged. When a TKO OpCo Unit is exchanged by a holder thereof, a corresponding share of Class B common stock will be cancelled.

(2)Represents the percentage of voting power of our Class A common stock and Class B common stock voting as a single class. Each share of Class A common stock entitles the registered holder to one vote per share and each share of Class B common stock entitles the registered holder thereof to one vote per share on all matters presented to stockholders for a vote generally, including the election of directors. The Class A common stock and Class B common stock will vote as a single class on all matters except as required by law or our certificate of incorporation.

(3)Based solely on a Schedule 13G filed with the SEC on February 9, 2024, 89,616,891 shares of our Class A common stock consist of (i) 76,712,059 TKO OpCo Units (and an equal number of our Class B common stock) held of record by Endeavor OpCo, (ii) 6,362,799 TKO OpCo Units (and an equal number of our Class B common stock) held of record by January Capital HoldCo, LLC (“January HoldCo”), and (iii) 6,542,033 TKO OpCo Units (and an equal number of our Class B common stock) held of record by January Capital Sub, LLC (“January Sub” and together with Endeavor OpCo and January Holdco, the “EDR Subscribers”), in each case as of December 31, 2023. Endeavor is the managing member of Endeavor Manager, LLC, which in turn is the managing member of Endeavor OpCo. Endeavor OpCo is the managing member of January HoldCo, which in turn is the managing member of January Sub. As a result, Endeavor may be deemed to beneficially own the securities held of record by the EDR Subscribers. The address of each EDR Subscriber is c/o Endeavor Group Holdings, Inc., 9601 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90210.

(4)Based solely on a Schedule 13G filed with the SEC on February 9, 2024, Silver Lake West Holdco, L.P., Silver Lake West Holdco II, L.P., Silver Lake West VoteCo, L.L.C., and Egon Durban may be deemed to have shared voting power and shared dispositive power over 89,616,891 shares of our Class A common stock held by the EDR subscribers. Silver Lake West Holdco, L.P. and Silver Lake West Holdco II, L.P. (the “West Holdcos”) have designated members of the governing body of Endeavor and as a result may be deemed to share beneficial ownership of the securities beneficially owned by Endeavor. Mr. Durban is the managing member of Silver Lake West VoteCo, L.L.C., which is the general partner of each of the West Holdcos. Mr. Durban is a director of TKO Group Holdings and is a Co-CEO and Managing Member of Silver Lake Group, L.L.C. Securities reported herein are held solely by subsidiaries of Endeavor. Investment funds managed by Silver Lake do not directly hold any equity securities of the Issuers. The principal office of each of Mr. Durban and each of the entities identified in this footnote is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.

(5)Includes 89,616,891 shares of our Class A common stock beneficially owned by Endeavor. Patrick Whitesell is a member of the governing body of Endeavor and as a result may be deemed to share beneficial ownership of the securities beneficially owned by Endeavor. Mr. Whitesell disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, if any. The principal office of Mr. Whitesell is c/o Endeavor Group Holdings, Inc., 9601 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90210.

(6)Based on information known to the Company as of the date of his departure from the Company, Vincent K. McMahon is the holder of record of the shares of Class A common stock reported herein and has pledged (x) 3,484,006 of these shares as collateral to secure his obligations under a prepaid forward contract with Morgan Stanley Bank, N.A. (“MSB”) and (y) 7,170,130 of these shares as collateral to secure his obligations under loans from Morgan Stanley Private Bank, National Association (“MSPB”), some or all of which shares may be sold by MSB and MSPB upon the occurrence of events set forth in the applicable documents governing such obligations.

(7)Based solely on a Schedule 13G filed with the SEC on February 8, 2024, BlackRock, Inc. has sole voting power over 6,105,643 shares of our Class A common stock and sole dispositive power over 6,339,199 shares of our Class A common stock. The business address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.

(8)Based solely on a Schedule 13G filed with the SEC on February 13, 2024, The Vanguard Group has shared voting power over 27,525 shares of our Class A common stock, sole dispositive power over 5,900,445 of our Class A common stock and shared dispositive power over 94,911 shares of our Class A common stock. The business address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(9)Based solely on a Schedule 13G filed with the SEC on February 7, 2024, Lindsell Train Limited (“Lindsell Train”), Michael James Lindsell and Nicholas John Train have shared voting and shared dipositive power over 5,885,133 shares of our Class A common stock. Lindsell Train has investment discretion and voting power over several managed accounts that hold such shares of Class A common stock. Accordingly, Lindsell Train Limited may be deemed to be the beneficial owner of such Class A common stock. Each of Messrs. Lindsell and Train owns a significant membership interest in Lindsell Train and as such may be deemed to control shares held by Lindsell Train by virtue of his interest in Lindsell Train. The business address of Lindsell Train and Messrs. Lindsell and Train is 66 Buckingham Gate, London SWIE 6AU, United Kingdom.

(10)Based solely on a Schedule 13G filed with the SEC on February 13, 2024, Ninety One Plc has shared voting power over 2,224,508 shares of our Class A common stock and shared dispositive power over 4,411,978 shares of our Class A common stock, and Ninety One UK Limited has shared voting power over 2,157,745 shares of our Class A common stock and shared dispositive power over 4,345,215 shares of our Class A common stock. Ninety One Plc is the parent entity of Ninety One UK. The business address of Ninety One UK Limited is 55 Gresham Street, London, EC2V 7HB, United Kingdom.

(11)Based solely on a Schedule 13G filed with the SEC on February 9, 2024, Morgan Stanley has shared voting power with respect to 3,782,792 shares of Class A common stock and shared dispositive power with respect to 4,200,763 shares of Class A common stock. The business address for Morgan Stanley is 1585 Broadway, New York, NY 10036.

(12)Includes 12,531 shares of our Class A common stock beneficially owned by Mr. Emanuel and 89,616,891 shares of our Class A common stock beneficially owned by Endeavor. Mr. Emanuel, our Chief Executive Officer and Executive Chair, is a member of the governing body of Endeavor and as a result may be deemed to share beneficial ownership of the securities beneficially owned by Endeavor. Mr. Emanuel disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, if any.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policies and Procedures

Our Audit Committee has adopted a written Related Person Transaction Policy (the “Policy”), which sets forth our policy with respect to the review and approval or, ratification of all related person transactions. Under the Policy, related person transactions are to be reviewed and approved or ratified by (1) at least a majority of the “independent” directors (as defined in TKO’s bylaws) and (2) either (i) a majority of the Company’s Board or (ii) the Chief Executive Officer. Certain types of transactions are deemed pre-approved pursuant to standing pre-approval guidelines established by the Audit Committee.

A “related person transaction” is defined as, subject to certain exceptions as provided under Item 404(a) of Regulation S-K, any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the company (including any of its subsidiaries) was, is or will be a participant, the amount involved exceeds $120,000 and in which any related person (as defined in the policy) had, has or will have a direct or indirect material interest. Pursuant to TKO’s bylaws, (x) prior to December 31, 2025, transactions between TKO Group Holdings and Endeavor (or its affiliates) must be approved by (i) a majority of the Board (including a majority of the WWE-designated directors or their successors) and (ii) a majority of the “independent” directors (as defined under TKO’s bylaws), and (y) following December 31, 2025, such transactions must be approved by (i) a majority of the Board and (ii) a majority of the Board of director’s “independent” directors (as defined under TKO’s bylaws). These approving bodies review the relevant facts and circumstances of the related person transaction as it deems necessary and advisable, including without limitation, whether the transaction is inconsistent with the interest of the Company and its stockholders and taking into account the Company’s organizational and governance documents.

Limited Liability Company Agreement of TKO OpCo

On September 12, 2023, Endeavor, TKO OpCo and TKO Group Holdings entered into the Limited Liability Company Agreement of TKO OpCo (the “TKO Operating Agreement”). The Company operates its business through TKO OpCo and its subsidiaries, in accordance with the terms of the TKO Operating Agreement. As sole managing member of TKO OpCo, TKO Group Holdings has control over all of the affairs and decision-making of TKO OpCo. As such, TKO Group Holdings is responsible for all operational and administrative decisions of TKO OpCo and the day-to-day management of TKO OpCo’s business. TKO Group Holdings will fund any dividends to TKO Group Holdings stockholders (if any) by causing TKO OpCo to make distributions to its equityholders, including TKO Group Holdings, subject to the limitations imposed by the TKO Operating Agreement.

The holders of common units of TKO OpCo, including TKO Group Holdings, will generally incur U.S. federal, state and local income taxes on their allocable share of any net taxable income of TKO OpCo. Net profits of TKO OpCo will generally be allocated to its members pro rata in accordance with the percentages of their respective ownership of equity interests in TKO OpCo, though certain non-pro rata adjustments may be made to reflect tax depreciation, amortization and other allocations as required under applicable law or as provided for in the TKO Operating Agreement. The TKO Operating Agreement provides for cash distributions to the holders of common units for purposes of funding their tax obligations in respect of the taxable income of TKO OpCo that is allocated to them (or otherwise generally provides for the TKO OpCo members to be provided with liquidity), subject to available cash and any negative covenants in applicable loan agreements. Generally, these tax distributions are calculated using an assumed tax rate equal to the highest marginal combined income tax rate applicable to an individual or corporation resident in Los Angeles, California or New York, New York (whichever rate is higher), taking into account the deductibility of applicable state and local income taxes for U.S. federal income tax purposes and any limitations thereon, with the same assumed tax rate applicable to all TKO OpCo members. Distributions (including tax distributions) made in respect of common units are generally to be paid pro rata in respect of such common units.

The TKO Operating Agreement provides that, except as otherwise determined by TKO Group Holdings, if at any time TKO Group Holdings issues shares of our Class A common stock or any other equity or equity-linked security of TKO Group Holdings entitled to any economic rights, TKO OpCo will then issue an equal amount of common units (or other security with corresponding economic rights) of TKO OpCo to TKO Group Holdings. Similarly, except as otherwise determined by TKO Group Holdings, TKO OpCo will not issue any additional common units to TKO Group Holdings unless TKO Group Holdings issues or sells an equal number of shares of our Class A common stock. Conversely, except as otherwise determined by TKO Group Holdings, if at any time any shares of our Class A common stock are redeemed, repurchased or otherwise acquired, TKO OpCo will redeem, repurchase or otherwise acquire an equal number of common units held by TKO Group Holdings upon the same terms and for the same price per security, as the shares of our Class A common stock are redeemed, repurchased or otherwise acquired. In addition, except as otherwise determined by TKO Group Holdings, TKO OpCo will not affect any subdivision (by any unit split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of TKO OpCo Units unless it is accompanied by a substantively identical subdivision or combination of TKO Group Holdings common stock.

Subject to certain exceptions, TKO OpCo will indemnify all of its members and their officers and other related parties against all losses or expenses arising from claims or other legal proceedings in which any such person (in its capacity as such) may be involved or become subject to in connection with TKO OpCo’s business or affairs or the TKO Operating Agreement or any related document.

The TKO Operating Agreement provides that the members of TKO OpCo (other than TKO Group Holdings) (or certain permitted transferees thereof) have the right from time to time, subject to certain restrictions, to cause TKO OpCo to redeem any or all of their common units (with the simultaneous redemption of shares of our Class B common stock), in exchange for, at TKO Group Holdings’ election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock, and if such redemption is made in exchange for shares of Class A common stock, it shall be effected as a direct purchase by TKO Group Holdings. If, on the date of the applicable exchange notice, the aggregate amount of TKO Group Holdings’ cash balance plus the aggregate amount of any loans by TKO Group Holdings to TKO OpCo as permitted under TKO Group Holdings’ cash management policy, in the aggregate, is in excess of $100 million, any exchange may only occur 30 days following the giving of notice by Endeavor.

Under the Governance Agreement, common units will be subject to restrictions on transfer, which are more fully described in the section entitled “—Certain Restrictions on the EDR Subscribers and Endeavor” below.

Governance Agreement

On September 12, 2023, we entered into a governance agreement with Endeavor, EDR OpCo, January Capital Sub, LLC, January Capital HoldCo, TKO OpCo and Mr. McMahon. On January 23, 2024, the parties amended the governance agreement to, among other things, increase the size of the Board from 11 to 13 directors and permit each of Mr. McMahon and Endeavor to appoint one additional director (as amended, the “Governance Agreement”). Pursuant to the Governance Agreement, WWE, the WWE Designees and Endeavor are entitled to certain director appointment rights relating to our Board as further described below. The Governance Agreement also places restrictions on the EDR subscribers’ ability to effect certain actions.

Prior to Mr. McMahon’s resignation from his position as Executive Chair and a member of the Board on January 26, 2024 (the “Executive Chair Sunset”), Mr. McMahon was also entitled to certain director appointment rights under the Governance Agreement. As of the Executive Chair Sunset, Mr. McMahon no longer has the right to designate any directors of the Company, and his designation rights passed to the WWE Designees (acting by majority) until December 31, 2025.

TKO Group Holdings Board Nominees

Appointment Rights Held by the WWE Designees

Until December 31, 2025, the slate of individuals nominated for election to the Board must include all six of the WWE Designees, provided that the WWE Designees shall at all times include at least three independent directors. Until December 31, 2025, the WWE

Designees (acting by majority) have the right to designate the successors to all six of the WWE Designees, three of whom must be independent.

Appointment Rights Held by Endeavor

Until the date on which Endeavor no longer owns, directly or indirectly, more than 20% in the aggregate of the voting power of the then-outstanding shares of capital stock of TKO Group Holdings, the slate of individuals nominated for election to the Board must include the EDR Designees, provided that the EDR Designees shall at all times include at least three independent directors. In the event that a majority of the Board determines in good faith that an EDR Designee is not qualified to serve on the Board or does not satisfy an applicable law or other regulation of the SEC or NYSE, then such individual will not be included in the slate of nominees and Endeavor will be permitted to submit a replacement nominee to the slate of individuals nominated for election to the Board in accordance therewith. TKO Group Holdings will take all necessary action within its control so that each replacement nominee is nominated and elected to the Board.

Other Appointment Provisions

Under the Governance Agreement, subject to the rights to designate a replacement as otherwise set forth therein, the full Board has the right to designate nominees for election at annual stockholder meetings for, or to fill vacancies in, all director positions. Subject to the right to designate a replacement, in the event that the nominating and corporate governance committee of the Board determines in good faith that a nominating person’s designee that must be independent does not satisfy the applicable independence criteria, then we will not be required to include such individual in the slate of nominees to be recommended by the Board for election; however, the nominating person of any such individual is permitted to submit a replacement nominee that would qualify as independent. For so long as any nominating person has the right to designate an EDR Designee or a WWE Designee, in the event that (a) a vacancy is created at any time by the death, disability, retirement, resignation or removal of an EDR Designee or a WWE Designee or (b) an individual is disqualified by the Board or the nominating and corporate governance committee, then the applicable nominating person may designate another individual as its designee to either fill the applicable vacancy or be included on the slate of nominees to be recommended by the Board for election at its next meeting of the stockholders, and TKO Group Holdings will take all necessary action within its control so that each replacement nominee is nominated and elected to the Board.

At any meeting convened before December 31, 2025 at which directors are to be elected, the EDR subscribers and each of their permitted transferees have agreed to vote all of their shares of common stock in favor of the election of the WWE Designees, and the EDR subscribers and each of their permitted transferees have agreed to vote all of their shares of our common stock against any action take in respect of the removal of any such WWE Designees from the Board. At any meeting of the stockholders of TKO Group Holdings convened before December 31, 2025 at which directors are to be elected, Mr. McMahon and each of his permitted transferees have agreed to vote all of their shares of our common stock in favor of the election of the EDR Designees and against any action taken in respect of the removal of any EDR Designee from the Board.

Certain Restrictions on the EDR Subscribers and Endeavor

During the period beginning on the date of the execution of the Governance Agreement and ending on the two-year anniversary of the date of its execution, except for certain permitted transfers or transfer of shares of our Class A common stock or TKO OpCo common units at a price below the 30-day VWAP of shares of our Class A common stock (or other applicable principal security of TKO Group Holdings from time to time), the EDR subscribers will not transfer any (i) shares of our Class A common stock or (ii) TKO OpCo common units without the approval of a majority of the WWE Designees. Following the two-year anniversary of the completion of the Transactions, the EDR subscribers will be permitted to transfer their shares of our Class A common stock or TKO OpCo common units, other than transfers that (A) would be at a price above the 30-day VWAP of shares of our Class A common stock (or other applicable principal security of TKO Group Holdings from time to time) and (B) would result in any third party controlling 25% or more of the voting power or economic interests of TKO Group Holdings or TKO OpCo, which transfers will require either (i) the approval of a majority of the WWE Designees or (ii) the acquiror in such a proposed transfer to make a pro rata offer on equivalent terms to all of the other securityholders of TKO Group Holdings and TKO OpCo, as applicable.

Without the approval of a majority of the independent directors of our Board, Endeavor and its controlled affiliates have agreed not to (a) acquire all of the outstanding equity interests in, or all or substantially all of the assets of, TKO Group Holdings or TKO OpCo, (b) increase their direct or indirect beneficial ownership or economic or voting interests in TKO Group Holdings or TKO OpCo above 75% of the then-current outstanding economic or voting interests of TKO Group Holdings or TKO OpCo by virtue of additional acquisitions or (c) effect a sale of TKO Group Holdings or TKO OpCo that would result in the receipt of a disproportionate “control premium” (or other disparate consideration) relative to other stockholders of TKO Group Holdings (except for amounts explicitly and directly in respect of services contemplated by the services agreement).

During the period beginning on the date of the execution of the Governance Agreement and ending on the later of (i) the five-year anniversary of the completion of the Transactions and (ii) the six-month anniversary of Endeavor ceasing to hold or beneficially own, directly or indirectly (including through controlled affiliates) more than 20% (in the aggregate) of the voting power of the then-

outstanding shares or capital stock of the Company, Endeavor has agreed not to, and will cause its controlled affiliates (other than TKO OpCo and its subsidiaries) not to, (a) other than de minimis passive investments, acquire or invest in any professional wrestling league that is competitive with WWE or other professional mixed martial arts league that is competitive with UFC (acting alone or in concert with any person (including any other affiliates of Endeavor)) or (b) represent (i) any professional wrestling league that is competitive with WWE, (ii) any athlete or wrestling talent in respect of their contractual relationship with TKO OpCo or any of its subsidiaries or (iii) any former wrestling talent of WWE in respect of their contractual relationship with any professional wrestling league that is competitive with WWE.

Services Agreement

On September 12, 2023, TKO OpCo entered into a services agreement with Endeavor (the “Services Agreement”) whereby Endeavor and its affiliates provide, or cause to be provided, certain services to TKO OpCo and its subsidiaries, and TKO OpCo and its subsidiaries provide, or cause to be provided, certain services to Endeavor and its affiliates. The services provided pursuant to the Services Agreement cover the following general areas:

•Transition Services: Endeavor and its affiliates provide transition services to TKO OpCo and its subsidiaries on a temporary basis to support the transition of certain human resources functions to TKO OpCo and its subsidiaries.

•Administrative Services: Endeavor and its affiliates provide administrative support services to TKO OpCo and its subsidiaries in the areas of finance and accounting, tax, human resources, information technology, facilities, insurance, procurement, legal, corporate communications and business development. TKO OpCo and its subsidiaries provide administrative support services to Endeavor and its affiliates in the areas of facilities, legal support, information technology and human resources.

•Commercial Services: Endeavor and its affiliates provide commercial services to TKO OpCo and its subsidiaries, covering streaming services, live event production, content production, ticketing and hospitality, content licensing, gaming-related services, marketing and event services, consumer product licensing and sponsorships.

The Services Agreement became effective upon the completion of the Transactions and, subject to certain termination rights of each party, has an initial term of seven years with successive automatic renewal periods of 12 months each, unless Endeavor provides written notice of its intent not to renew. The services that are designated to be provided on a transitional basis will be provided for the period of time specified in the Services Agreement, subject to one extension of up to an additional three months by mutual agreement.

Pursuant to the Services Agreement and in consideration for the services provided thereunder, TKO OpCo has agreed to pay Endeavor: (i) the fees set forth below plus (ii) any and all reasonable, actual out-of-pocket costs, fees, assessments or expenses (including, without limitation, insurance premiums, license and subscription fees, rent and certain costs of third party service providers engaged in the ordinary course) incurred in connection with the performance of such services (clause (ii), “Additional Fees”):

•WWE Service Fees: WWE has a grace period for 180 days following the completion of the Transactions (the “Grace Period”) during which time it shall pay no fee. For the 12 months following the Grace Period (the “Initial WWE Period”), WWE shall pay a service fee of $25 million. For the 12 months following the Initial WWE Period, WWE shall pay a service fee of $35 million, and for any subsequent 12-month periods, the service fee paid by WWE shall increase by 1% annually; and

•UFC Service Fees: For the 12 months following the completion of the Transactions (the “Initial UFC Period”), UFC shall pay a service fee of $35 million. For the 12 months following the Initial UFC Period, UFC shall pay a service fee of $35 million, and for any subsequent 12-month periods, the service fee paid by UFC shall increase by 1% annually;

provided that any Additional Fees in excess of $50,000.00 that are not consistent with historical practice between the parties for any individual service (including business travel and related expenses) shall require advance written approval (not to be unreasonably withheld, delayed or conditioned) of the service recipient.

Pursuant to the Services Agreement, Endeavor permits TKO to use Endeavor’s aircrafts. The incremental cost to Endeavor for such use of the aircrafts during the period in 2023 following the consummation of the Transactions was $483,736. Incremental cost is calculated on the basis of cost-per-mile based upon the variable costs of the flight, including fuel, variable maintenance and ground transportation.

Registration Rights Agreement

On September 12, 2023, we entered into a registration rights agreement with Endeavor, Mr. McMahon and other stockholders of the Company (the “Registration Rights Agreement”), whereby Endeavor and Mr. McMahon have demand rights that require the Company to file registration statements registering their respective shares of Class A common stock (including shares of Class A common stock issuable upon the exercise by members of TKO OpCo of their redemption rights described elsewhere herein). The registration rights agreement also includes customary piggyback rights, subject to certain priority provisions.

The Registration Rights Agreement requires us to file and thereafter keep effective a registration statement on Form S-1 under the Securities Act providing for the offer and sale of all or part of Mr. McMahon’s registrable securities, and to use reasonable best efforts to become and remain eligible to use Form S-3, and thereafter file and keep effective a registration statement on Form S-3 under the Securities Act providing for the offer and sale of Mr. McMahon’s registrable securities. In addition, the Registration Rights Agreement required us to register for the offer and sale of Mr. Khan’s registrable securities for a period of 90 days following the date of effectiveness of the registration statement on Form S-4. Pursuant to the Registration Rights Agreement, on September 15, 2023, the Company filed a shelf registration statement on Form S-1 (File No. 333-274541) with the SEC, which became effective on September 19, 2023. We also agreed to reasonably assist and cooperate with underwritten shelf takedown offerings for sales with an aggregate offering price of at least $50 million, and will bear all registration expenses, other than customary underwriting commissions of fees.

Stockholders Agreement

On April 2, 2023, concurrently with the execution of the transaction agreement, Endeavor and Mr. McMahon entered into the stockholders agreement (the “Stockholders Agreement”), pursuant to which, among other things and subject to certain exceptions set forth therein, Mr. McMahon agreed:

•not to transfer shares of WWE common stock prior to completion of the Transactions;

•to provide customary assistance in respect of any required regulatory filings and comply with the “clear skies” provision of the transaction agreement; and

•following the completion of the Transactions, to provide Endeavor with a right of first offer in respect of the transfer of his shares of common stock, subject to certain exception, including in connection with any margin loans or pledges with respect to such securities.

Certain provisions of the Stockholders Agreement terminated upon the closing of the Transactions.

Management Equity

For more information, please see Part III, Item 11. “Executive Compensation.”

 Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors that provides, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.

Employment Arrangements

We have entered into employment and other compensation agreements with certain of our named executive officers. See “Executive Compensation.” Each of Messrs. Emanuel, Shapiro and Krauss also receive compensation from Endeavor for their services to Endeavor, the cost of which is borne by Endeavor.

Other Transactions

On January 22, 2024 (the “Effective Date”), the Company and WWE entered into an IP Assignment Agreement with certain affiliates of Mr. Johnson, pursuant to which WWE assigned to Mr. Johnson (via one of his affiliates) “The Rock” trademark and certain related trademarks, service marks, ring names, taglines and other intellectual property assets (the “Assigned IP”). On the Effective Date, WWE also entered into an Independent Services Contractor and Merchandising Agreement with Mr. Johnson and certain of his affiliates (the “Johnson Services Agreement”), pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. Under the terms of the Johnson Services Agreement, Mr. Johnson further agreed to license the Assigned IP and Mr. Johnson’s name, likeness and certain other intellectual property rights to WWE for use in connection with certain categories of licensed products related to professional wrestling for up to 10 years, subject to certain earlier termination rights. As consideration for Mr. Johnson’s services pursuant to the Johnson Services Agreement, and in respect of the intellectual property grants and licenses made by Mr. Johnson and his affiliates in connection therewith, Mr. Johnson received an award of restricted stock units in respect of Class A common stock, in an amount equal to $30,000,007 (the “Johnson Equity Award”). Subject to certain forfeiture and acceleration events, the Johnson Equity Award will vest as follows: 25% on the Effective Date; 25% upon completion of certain services described in the Services Agreement; 25% on December 31, 2024; and the remaining 25% in equal monthly installments from January 31, 2025 through December 31, 2025. Prior to the Effective Date, Mr. Johnson received annual royalties from WWE in connection with his appearances in WWE-produced content, merchandise, and other services performed for WWE. For the year ended December 31, 2023, Mr. Johnson received royalties in an aggregate amount of approximately $491,000. Following the Effective Date, Mr. Johnson will continue to receive such annual royalties from WWE and will be entitled to receive royalties in connection with the sale of licensed products that utilize the Assigned IP and his name, likeness and other intellectual property rights in accordance with the Johnson Services Agreement.

On November 14, 2023, Mr. McMahon (the “Selling Stockholder”) completed an underwritten secondary offering of 8,400,000 shares of our Class A common stock at an offering price of $79.80 per share. Pursuant to the underwriting agreement, the Company purchased 1,308,729 shares of its Class A common stock from the underwriters, at a price of $76.41 per share, which was equal to the price paid by the underwriters to the Selling Stockholder, resulting in an aggregate purchase price by the Company of approximately $100.00 million.

Controlled Company

Because Endeavor controls more than 50% of our combined voting power for the election of directors, we are considered a “controlled company” for the purposes of the NYSE’s rules and corporate governance standards. As a “controlled company,” we are permitted to, and intend to, elect not to comply with certain corporate governance requirements of the NYSE, for example, those that would otherwise require that we establish a nominating and corporate governance committee composed entirely of independent directors. Additionally, we may elect to rely on additional exemptions for so long as we remain a “controlled company.” Accordingly, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of NYSE, and the ability of our independent directors to influence its business policies and affairs may be reduced. See “Risk Factors—Risks Related to Our Organization and Structure—We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of NYSE rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.” For a detailed discussion of the composition of our Board see “—Structure of the Board of Directors” below.

Director Independence

Under our bylaws, a director qualifies as “independent” if such director (a) is qualified as an independent director under the NYSE rules and (b) is not (x) an affiliate, equity security or interest holder, partner, member (in the case of each of the foregoing other than in respect of less than 5% of the voting or economic interest of the applicable person) of TKO OpCo, Endeavor, TKO Group Holdings or any of their respective affiliates and (y) any employee, director, officer, or an immediate member of family (as applicable) of any person described in (x) or of TKO OpCo, Endeavor or any of their respective affiliates.

The Board has determined that each of Mr. Bynoe, Mr. Keywell, Mr. Koonin, Mr. Kraft, Ms. Medina, Ms. Tellem and Ms. Wheeler, seven of our 12 directors, qualifies as “independent” under the NYSE rules and our bylaws.

Structure of the Board of Directors

Composition

The Governance Agreement provides that, until December 31, 2025, our slate of individuals nominated for election to the Board will include all six of the WWE Designees. Until the Executive Chair Sunset, Mr. McMahon had the right to designate the nominee for his seat, one non-independent director and one independent director. Following the Executive Chair Sunset and until December 31, 2025, the then-appointed WWE Designees (acting by majority) have the right to designate the successors to all six of the WWE Designees, three of whom must qualify as “independent” as defined under the Company’s bylaws and described above under “—Director Independence.”

The Governance Agreement also provides that, until the date on which Endeavor no longer owns, directly or indirectly, more than 20% in the aggregate of the voting power of the then-outstanding shares of our capital stock, the slate of individuals nominated for election to the Board will include the EDR Designees, provided that the EDR Designees will at all times include at least three directors who qualify as “independent.” In the event that a majority of the Board determines in good faith that an EDR Designee is not qualified to serve on the Board or does not satisfy an applicable law or other regulation of the SEC or NYSE, then such individual will not be included in the slate of nominees and Endeavor will be permitted to submit a replacement nominee to the slate of individuals nominated for election to the Board in accordance therewith. We will take all necessary action within our control so that each replacement nominee is nominated and elected to the Board.

Each of Egon P. Durban, Ariel Emanuel, Bradley A. Keywell, Jonathan A. Kraft, Sonya E. Medina, Mark Shapiro and Carrie Wheeler are the Endeavor Designees, and each of Peter C.B. Bynoe, Dwayne Johnson, Nick Khan, Steven R. Koonin, and Nancy R. Tellem are the WWE Designees. In addition, Vincent K. McMahon, prior to his departure, was a WWE Designee.

For further information regarding the Governance Agreement and the structure of the Board, see Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence —Governance Agreement.”

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees billed to us for the years ended December 31, 2023 and 2022 by our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”):

Fee Category	2023	2022
Audit Fees	$ 3,010,000	$ 586,250
Audit-Related Fees	1,885,433	—
Tax Fees	5,000	4,426
All Other Fees	—	—
Total Fees	$ 4,900,433	$ 590,676

Audit Fees

Audit fees in 2023 consisted of fees for the audit of the Company’s annual consolidated financial statements included in this Annual Report on Form 10-K and the reviews of the Company’s interim consolidated financial statements included in our quarterly reports on Form 10-Q. In 2022, such fees consisted of fees for the audit of TKO OpCo’s annual consolidated financial statements and reviews of TKO OpCo’s interim consolidated financial statements.

Audit-Related Fees

Audit-related fees in 2023 consisted of fees for professional services related to our business combination of the Ultimate Fighting Championship (“UFC”) and World Wrestling Entertainment, LLC (f/k/a World Wrestling Entertainment, Inc.) (“WWE”) businesses under TKO Operating Company, LLC (f/k/a Zuffa Parent, LLC) (“Zuffa” or “TKO OpCo”), including in relation to our registration statement on Form S-1 and our resale registration statement on Form S-1.

Tax Fees

The tax fees listed above for 2023 and 2022 were billed for tax compliance and advice.

Audit Committee Pre-Approval Policy and Procedures

The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.

The audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. The Pre-Approval Policy generally provides that the audit committee will not engage our independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant pre-approvals.

The chairperson of the audit committee, to whom the audit committee has delegated authority to make pre-approval decisions requested between meetings of the audit committee, must report any such pre-approval decisions to the audit committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the audit committee requires pre-approval for such additional services or such additional amounts. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence.

The above-described services provided to us by our independent registered public accounting firm prior to the Transactions were provided under engagements entered into prior to our adoption of our pre-approval policies and, following the Transactions, in accordance with such policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) The financial statements as indicated in index set forth on page F-1.

(a)(2) Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included in the consolidated financial statements or the related footnotes.

(a)(3) Exhibits:

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023

3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023

3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023

4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023

4.2	Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016.	8-K	001-16131	4.1	12/16/2016

4.3	Form of 3.375% Convertible Senior Note due 2023.	8-K	001-16131	4.1	12/16/2016

4.4	First Supplemental Indenture, among World Wrestling Entertainment, Inc., New Whale Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16131	4.2	09/12/2023

4.5	Description of Securities.					*

10.1	Amended and Restated Operating Agreement of TKO Operating Company, LLC.	8-K	001-41797	10.1	09/12/2023

10.2	Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital HoldCo, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., and Vince McMahon.	8-K	001-41797	10.2	09/12/2023

10.3

Amendment No. 1, dated as of January 23, 2024, to the Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital HoldCo, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., and Vincent K. McMahon.

						*

10.4#	Services Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc. and TKO Operating Company, LLC.	8-K	001-41797	10.3	09/12/2023

10.5	Form of Indemnification Agreement.	8-K	001-41797	10.15	09/12/2023

10.6+	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Ariel Emanuel.	8-K	001-41797	10.16	09/12/2023

10.7+	Term Employment Agreement, dated as of January 21, 2024, by and between TKO Group Holdings, Inc. and Mark Shapiro.	8-K	001-41797	10.1	01/23/2024

10.8+	Term Employment Agreement, dated as of January 12, 2024, by and between TKO Group Holdings, Inc. and Seth Krauss.	8-K	001-41797	10.1	01/12/2023

10.9+	Term Employment Agreement, dated as of November 5, 2023, by and between TKO Group Holdings, Inc. and Andrew Schleimer.	10-Q	001-41797	10.8	11/07/2023

10.10	Stockholders Agreement, dated April 2, 2023, by and between Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-40373	10.1	04/03/2023

10.11+	TKO Group Holdings, Inc. 2023 Incentive Award Plan.	S-8	333-274480	4.3	09/12/2023

10.12+	Form of Stock Option Grant Notice and Stock Option Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan.	8-K	001-41797	10.20	09/12/2023

10.13+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Sell to Cover).	8-K	001-41797	10.21	09/12/2023

10.14+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Net Settlement).	8-K	001-41797	10.22	09/12/2023

10.15+	World Wrestling Entertainment, Inc. 2016 Omnibus Incentive Plan.	DEF 14A	001-16131	Annex A	03/11/2016

10.16+	Amended and Restated Non-Employee Director Compensation Policy.					*

10.17	First Lien Credit Agreement dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and issuing bank, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Bank USA, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and KKR Capital Markets LLC as co-documentation agents.	S-1	333-254908	10.10	03/31/2021

10.18	First Refinancing Amendment, dated as of February 21, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.11	03/31/2021

10.19	First Lien Incremental Term Facility Amendment, dated as of April 25, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent and the initial First Additional Term B Lender.	S-1	333-254908	10.13	03/31/2021

10.20	Third Amendment dated as of March 26, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.14	03/31/2021

10.21	Fourth Amendment dated April 29, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.15	03/31/2021

10.22	Fifth Amendment dated September 18, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.16	03/31/2021

10.23	Sixth Amendment dated June 15, 2020, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.18	03/31/2021

10.24	Second Refinancing Amendment dated as of January 27, 2021, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.12	03/31/2021

10.25	Eighth Amendment, dated October 27, 2021, to the First Lien Credit Agreement, dated as of August 18, 2016 among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	8-K	001-40373	10.1	10/27/2021

10.26	Third Refinancing Amendment dated as of April 10, 2023, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-40373	10.4	05/09/2023

10.27#	Tenth Amendment, dated as of June 26, 2023, to the First Lien Credit Agreement, dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	10-Q	001-40373	10.6	08/08/2023

10.28+	Employment Agreement, dated as of November 22, 2023, by and between TKO Group Holdings, Inc. and Nick Khan.					*

10.29#, ^

Independent Contractor Services and Merchandising Agreement, dated as of January 22, 2024, by and among World Wrestling Entertainment, LLC, 7 Bucks Entertainment, Inc., DJIP, LLC and Tag-Team Enterprises, Inc.

						*

10.30#,^	IP Assignment Agreement, dated as of January 22, 2024, by and among DJIP, LLC, Tag-Team Enterprises, Inc., 7 Bucks Entertainment, Inc., World Wrestling Entertainment, LLC and TKO Group Holdings, Inc.					*

10.31^	Award Agreement, dated as of January 22, 2024, by and between TKO Group Holdings, Inc. and Dwayne Johnson					*

21.1	Subsidiaries of TKO Group Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of TKO Group Holdings, Inc.	*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

97.1	TKO Group Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation.	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.	*

* Filed herewith.

** Furnished herewith.

# Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the SEC.

^ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant undertakes to furnish unredacted versions of the exhibit upon request by the SEC.

+ Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TKO GROUP HOLDINGS, INC.

Date:	February 27, 2024	By:	/s/ ARIEL EMANUEL
Ariel Emanuel
Executive Chair and Chief Executive Officer
(principal executive officer)

		By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ ARIEL EMANUEL	Executive Chair, Chief Executive Officer and Director	February 27, 2024
Ariel Emanuel	(principal executive officer)
/s/ ANDREW SCHLEIMER	Chief Financial Officer	February 27, 2024
Andrew Schleimer	(principal financial officer)

/s/ SHANE KAPRAL	Chief Accounting Officer	February 27, 2024
Shane Kapral	(principal accounting officer)

/s/ MARK SHAPIRO	President and Chief Operating Officer	February 27, 2024
Mark Shapiro	and Director

/s/ NICK KHAN	President of WWE and Director	February 27, 2024
Nick Khan

/s/ PETER C.B. BYNOE	Director	February 27, 2024
Peter C.B. Bynoe

/s/ EGON P. DURBAN	Director	February 27, 2024
Egon P. Durban

/s/ DWAYNE JOHNSON	Director	February 27, 2024
Dwayne Johnson

/s/ BRAD KEYWELL	Director	February 27, 2024
Brad Keywell

/s/ STEVEN R. KOONIN	Director	February 27, 2024
Steven R. Koonin

/s/ JONATHAN A. KRAFT	Director	February 27, 2024
Jonathan A. Kraft

/s/ SONYA E. MEDINA	Director	February 27, 2024
Sonya E. Medina

/s/ NANCY R. TELLEM	Director	February 27, 2024
Nancy R. Tellem

/s/ CARRIE WHEELER	Director	February 27, 2024
Carrie Wheeler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TKO Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TKO Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders'/members’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of WWE – Refer to Notes 1, 2 and 4 to the financial statements

Critical Audit Matter Description

The Company was formed for the purpose of facilitating the business combination of the Ultimate Fighting Championship (“UFC”) and World Wrestling Entertainment, LLC (“WWE”) businesses under TKO Operating Company, LLC (“TKO OpCo”), which owns and operates the UFC and WWE businesses (the “Transactions”).

The Transactions have been accounted for as a reverse acquisition of WWE using the acquisition method of accounting in accordance with the guidance of Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with TKO OpCo, the legal acquiree, treated as the accounting acquirer. Based on this determination, the Company has allocated the preliminary purchase price to the fair value of WWE’s identifiable assets and liabilities as of September 12, 2023, the closing date, with the excess preliminary purchase price recorded as goodwill. The Company consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo.

We identified the Company’s conclusion to consolidate TKO OpCo and to treat TKO OpCo as the accounting acquirer as a critical audit matter because of the significant audit effort necessary to evaluate the Company’s conclusions and the resulting characterization and overall basis of presentation of the Company’s financial statements and disclosures. This required a higher degree of auditor judgment and an increased extent of effort in auditing the accounting for and presentation of the business combination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s consolidation and accounting acquirer conclusions included the following, among others:

•We inspected the merger agreement and other relevant information to evaluate the key terms of the business combination.

•With the assistance of professionals in our firm having expertise in accounting for consolidations and business combinations, we evaluated management’s conclusion regarding consolidation and which entity represented the accounting acquirer.

•We evaluated the financial statement presentation and disclosures regarding the business combination with the accounting conclusions reached and disclosure requirements.

Revenue Recognition – Refer to Notes 2 and 16 to the financial statements

Critical Audit Matter Description

The Company’s revenue is recognized when control of the promised goods or services is transferred to its customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For contracts which have more than one performance obligation, the total contract consideration is allocated based on management’s estimate of each performance obligation’s stand-alone selling price. The Company primarily derives revenue from the following sources: (i) media rights and content fees associated with the distribution of content, (ii) ticket sales at live events and site fees, (iii) sponsorship and advertising sales, and (iv) consumer products licensing.

Significant judgment is exercised by the Company in determining revenue recognition for certain multiple year customer arrangements with multiple performance obligations at inception or amendment, and includes the following:

•Identification and evaluation of the treatment of contract terms that may impact the timing and amount of revenue recognized.

•Determination of whether the services are considered distinct performance obligations.

•Determination of the allocation of the transaction price to each distinct performance obligation.

We have identified revenue recognition for certain significant multiple year customer arrangements with multiple performance obligations at inception or amendment as a critical audit matter because of the significant audit effort necessary to evaluate the Company’s conclusions. This required a higher degree of auditor judgment and an increased extent of effort in auditing the accounting for these arrangements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue recognition for these significant multiple year customer arrangements at inception or amendment included the following, among others:

•We evaluated the Company’s revenue recognition policy for arrangements with multiple performance obligations.

•We obtained and read the underlying contracts, including master agreements, amended agreements, and other source documents that were part of the arrangement.

•We tested management’s identification of the performance obligations within the customer contract.

•We tested management’s allocation of transaction price to each distinct performance obligation.

•We tested management’s assessment of whether to recognize revenue at a point in time or over time for the identified performance obligations in each contract.

•We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognition in the financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2024

We have served as the Company's auditor since 2016.

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$235,839	$180,574
Accounts receivable (net of allowance for doubtful accounts of $1,093 and $2,355, respectively)	135,436	45,448
Other current assets	121,155	42,278
Total current assets	492,430	268,300
Property, buildings and equipment, net	608,416	175,048
Intangible assets, net	3,563,663	475,765
Finance lease right-of-use assets, net	255,709	—
Operating lease right-of-use assets, net	35,508	23,276
Goodwill	7,666,485	2,602,639
Investments	16,392	5,416
Other assets	52,136	30,286
Total assets	$12,690,739	$3,580,730
Liabilities, Non-controlling Interests and Stockholders'/Members' Equity
Current liabilities:
Accounts payable	$42,040	$16,842
Accrued liabilities	267,363	108,189
Current portion of long-term debt	22,367	22,683
Current portion of finance lease liabilities	8,135	—
Current portion of operating lease liabilities	4,246	1,793
Deferred revenue	118,992	71,624
Other current liabilities	8,997	9,048
Total current liabilities	472,140	230,179
Long-term debt	2,713,948	2,736,315
Long-term finance lease liabilities	245,288	—
Long-term operating lease liabilities	32,911	22,594
Deferred tax liabilities	372,860	—
Other long-term liabilities	3,046	12,818
Total liabilities	3,840,193	3,001,906
Commitments and contingencies (Note 21)
Redeemable non-controlling interests	11,594	9,908
Stockholders'/Members' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 82,292,902 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	1	—
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 89,616,891 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	1	—
Members' capital	—	568,070
Additional paid-in capital	4,244,537	—
Accumulated other comprehensive (loss) income	(332)	846
Accumulated deficit	(135,227)	—
Total TKO Group Holdings, Inc. stockholders’/members' equity	4,108,980	568,916
Nonredeemable non-controlling interests	4,729,972	—
Total stockholders'/members' equity	8,838,952	568,916
Total liabilities, redeemable non-controlling interests and stockholders'/members' equity	$12,690,739	$3,580,730

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,674,968	$1,140,147	$1,031,944
Operating expenses:
Direct operating costs	514,598	325,586	335,604
Selling, general and administrative expenses	549,091	210,142	241,953
Depreciation and amortization	164,616	60,032	63,250
Total operating expenses	1,228,305	595,760	640,807
Operating income	446,663	544,387	391,137
Other expenses:
Interest expense, net	(239,042)	(139,567)	(102,247)
Other (expense) income, net	(186)	(1,271)	504
Income before income taxes and equity losses of affiliates	207,435	403,549	289,394
Provision for income taxes	31,446	14,318	15,769
Income before equity losses of affiliates	175,989	389,231	273,625
Equity losses of affiliates, net of tax	266	209	—
Net income	175,723	389,022	273,625
Less: Net (loss) income attributable to non-controlling interests	(32,453)	1,747	1,285
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	243,403	387,275	272,340
Net loss attributable to TKO Group Holdings, Inc.	$(35,227)	$—	$—
Basic and diluted net loss per share of Class A common stock (1)	$(0.43)	N/A	N/A
Weighted average number of common shares used in computing basic and diluted net loss per share	82,808,019	N/A	N/A

(1)Basic and diluted net loss per share of Class A common stock is applicable only for the period from September 12, 2023 through December 31, 2023, which is the period following the Transactions (as defined in Note 1 to the audited consolidated financial statements). See Note 12 for the calculation of the number of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$175,723	$389,022	$273,625
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(851)	(1,192)	227
Cash flow hedges:
Change in net unrealized (losses) gains	(279)	4,866	2,498
Amortization of cash flow hedge fair value to net income	(304)	(304)	(304)
Total comprehensive income, net of tax	174,289	392,392	276,046
Less: Comprehensive (loss) income attributable to non-controlling interests	(32,453)	1,747	1,285
Less: Comprehensive income attributable to TKO Operating Company, LLC prior to the Transactions	242,064	390,645	274,761
Comprehensive loss attributable to TKO Group Holdings, Inc.	$(35,322)	$—	$—

.

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’/Members’ Equity

(In thousands)

									Total TKO
							Accumulated		Group Holdings,	Nonredeemable	Total
		Common Stock				Additional	Other		Inc. Stockholders'/	Non-	Stockholders'/
	Members	Class A		Class B		Paid - in	Comprehensive	Accumulated	Members'	Controlling	Members'
	Capital	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2020	$1,119,562	—	$—	—	$—	$—	$(4,945)	$—	$1,114,617	$—	$1,114,617
Comprehensive income	272,340	—	—	—	—	—	2,421	—	274,761	—	274,761
Accretion of redeemable non-controlling interests	1,285	—	—	—	—	—	—	—	1,285	—	1,285
Distributions to members	(270,339)	—	—	—	—	—	—	—	(270,339)	—	(270,339)
Contributions from members	35,244	—	—	—	—	—	—	—	35,244	—	35,244
Equity-based compensation	40,236	—	—	—	—	—	—	—	40,236	—	40,236
Proceeds from warrant exercise	53,088	—	—	—	—	—	—	—	53,088	—	53,088
Balance, December 31, 2021	$1,251,416	—	$—	—	$—	$—	$(2,524)	$—	$1,248,892	$—	$1,248,892
Comprehensive income	387,275	—	—	—	—	—	3,370	—	390,645	—	390,645
Accretion of redeemable non-controlling interests	1,539	—	—	—	—	—	—	—	1,539	—	1,539
Distributions to members	(1,095,904)	—	—	—	—	—	—	—	(1,095,904)	—	(1,095,904)
Contributions from members	23,744	—	—	—	—	—	—	—	23,744	—	23,744
Balance, December 31, 2022	$568,070	—	$—	—	$—	$—	$846	$—	$568,916	$—	$568,916
Comprehensive income (loss) prior to reorganization and acquisition	243,403	—	—	—	—	—	(1,339)	—	242,064	—	242,064
Distributions to members prior to reorganization and acquisition	(259,898)	—	—	—	—	—	—	—	(259,898)	—	(259,898)
Contributions from members prior to reorganization and acquisition	15,243	—	—	—	—	—	—	—	15,243	—	15,243
Effects of reorganization and acquisition	(566,818)	83,161	1	89,617	1	4,166,883	256	—	3,600,323	4,815,501	8,415,824
Comprehensive (loss) income subsequent to reorganization and acquisition	—	—	—	—	—	—	(95)	(35,227)	(35,322)	(34,139)	(69,461)
Distributions to members	—	—	—	—	—	—	—	—	—	(36,689)	(36,689)
Contributions from members	—	—	—	—	—	—	—	—	—	3,395	3,395
Equity impacts of deferred taxes arising from changes in ownership	—	—	—	—	—	2,038	—	—	2,038	—	2,038
Stock issuances and other, net	—	265	—	—	—	16	—	—	16	—	16
Repurchase of Class A common stock	—	(1,309)		—	—	—	—	(100,000)	(100,000)	—	(100,000)
Conversions of convertible debt	—	176	—	—	—	4,226	—	—	4,226	—	4,226
Equity-based compensation	—	—	—	—	—	38,471	—	—	38,471	—	38,471
Principal stockholder contributions	—	—	—	—	—	14,807	—	—	14,807	—	14,807
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	18,096	—	—	18,096	(18,096)	—
Balance, December 31, 2023	$—	82,293	$1	89,617	$1	$4,244,537	$(332)	$(135,227)	$4,108,980	$4,729,972	$8,838,952

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,723	$389,022	$273,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,616	60,032	63,250
Amortization and impairments of content costs	23,798	14,535	9,910
Amortization and write-off of original issue discount and deferred financing costs	10,589	10,635	8,585
Equity-based compensation	57,109	23,744	63,855
Income taxes	6,831	2,334	(2,368)
Equity losses of affiliates	266	209	—
Loss on extinguishment of debt	—	—	1,249
Net provision for allowance for doubtful accounts	188	3,288	(841)
Change in equity investment fair value	—	—	(889)
Other, net	1,328	3	(43)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	15,066	(26,404)	4,396
Other current assets	11,596	9,979	(16,119)
Other noncurrent assets	(17,082)	(16,786)	(16,689)
Accounts payable and accrued liabilities	38,188	19,657	25,985
Deferred revenue	(17,209)	10,731	29,541
Other liabilities	(2,626)	744	(2,212)
Net cash provided by operating activities	468,381	501,723	441,235
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(48,633)	(12,404)	(11,131)
Investments in affiliates, net	765	(875)	(499)
Cash acquired from WWE	381,153	—	—
Payment of deferred consideration in the form of a dividend to former WWE shareholders	(321,006)	—	—
Other, net	—	15	150
Net cash provided by (used in) investing activities	12,279	(13,264)	(11,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	100,000	—	594,300
Repayment of long-term debt	(133,406)	(82,600)	(207,897)
Repurchase of Class A common stock	(100,000)	—	—
Redemption of profit units	—	(2,877)	(2,877)
Payments for financing costs	(286)	—	(5,028)
Proceeds from warrant exercise	—	—	53,088
Distributions to members	(296,587)	(1,095,904)	(269,079)
Proceeds from principal stockholder contributions	5,807	—	—
Net cash (used in) provided by financing activities	(424,472)	(1,181,381)	162,507

Effects of exchange rate movements on cash	(923)	(1,192)	227

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,265	(694,114)	592,489
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	180,574	874,688	282,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$235,839	$180,574	$874,688
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$226,503	$118,315	$84,154
Cash payments for income taxes	$23,202	$14,794	$18,579
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accrued expenses and accounts payable	$22,796	$3,759	$1,686
Acquisition of WWE, net of deferred consideration	$8,111,055	$—	$—
Accretion of redeemable non-controlling interests	$—	$(1,539)	$(1,285)
Capital contribution from parent for equity-based compensation	$18,638	$23,744	$35,244
Principal stockholder contributions	$9,000	$—	$—
Convertible notes exchanged for common stock	$4,226	$—	$—

See accompanying notes to consolidated financial statements

1. DESCRIPTION OF BUSINESS

TKO Group Holdings, Inc. (the “Company” or “TKO”) was incorporated as a Delaware corporation in March 2023, under the name New Whale Inc., and was formed for the purpose of facilitating the business combination of the Ultimate Fighting Championship (“UFC”) and World Wrestling Entertainment, LLC (f/k/a World Wrestling Entertainment, Inc.) (“WWE”) businesses under TKO Operating Company, LLC (f/k/a Zuffa Parent, LLC) (“Zuffa” or “TKO OpCo”), which owns and operates the UFC and WWE businesses (the “Transactions”), as contemplated within the Transaction Agreement, dated as of April 2, 2023, by and among Endeavor Group Holdings, Inc. (“Endeavor” or “EGH”), Endeavor Operating Company, LLC, TKO OpCo, WWE, TKO, and Whale Merger Sub Inc. (the “Transaction Agreement”). On September 12, 2023, the Transactions were completed with the newly-formed TKO combining the UFC and WWE businesses. See Note 4, Acquisition of WWE, for further details. Under the terms of the Transaction Agreement, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest in the operating subsidiary on a fully diluted basis, TKO OpCo, which owns all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

TKO OpCo is the accounting acquirer and predecessor to TKO. Financial results and information included in the accompanying consolidated financial statements include (1) prior to the consummation of the Transactions, financial results and information of Zuffa and its consolidated subsidiaries, which includes UFC and its subsidiaries, and (2) after the consummation of the Transactions, financial results and information of TKO Group Holdings, Inc., and its consolidated subsidiaries, which includes UFC and WWE and their respective subsidiaries.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting financial information.

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries and other subsidiaries in which a controlling voting interest is maintained, which is typically present when the Company owns a majority of the voting interest in an entity and the non-controlling interests do not hold any substantive participating rights. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. All intercompany transactions and balances have been eliminated. Non-controlling interest in subsidiaries are reported as a component of equity or temporary equity in the consolidated balance sheets with disclosure of the net income (loss) and comprehensive income (loss) attributable to the Company and the non-controlling interests on the consolidated statements of operations and the consolidated statements of comprehensive income (loss). The equity method of accounting is used for investments in affiliates and joint ventures where the Company has significant influence over operating and financial policies but not control. Investments in which the Company does not have significant influence over operating and financial policies are accounted for either at fair value if the fair value is readily determinable or at cost, less impairment, adjusted for subsequent observable price changes if the fair value is not readily determinable.

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company operates and controls all of the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of December 31, 2023, the Company owned 47.9% of TKO OpCo.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying disclosures.

Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, allowance for doubtful accounts, content cost amortization and impairment, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of the Company’s reporting units and the assessment of goodwill, other intangible assets and long-lived assets for impairment, determination of useful lives of intangible assets and long-lived assets acquired, the fair value of equity-based compensation, leases, income taxes and contingencies.

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

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), our sales revenue is recognized when products are delivered or as services are performed. Revenue is recognized when control of the promised goods or services is transferred to our customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For contracts which have more than one performance obligation the total contract consideration is allocated based on management’s estimate of each performance obligation’s relative stand-alone selling price. Our pay-per-view programming revenue and consumer product licensing revenue include variable consideration in the form of sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

Our payment terms vary by the type of products or services offered, and are generally subject to contractual payment terms, which may include advance payment requirements. The time between invoicing and when payment is due is not significant. Our contracts with customers do not result in significant obligations associated with returns, refunds or warranties. Our revenues do not include material amounts of variable consideration other than the sales or usage based royalties earned related to our consumer product licensing and certain media rights and content contracts which are subject to contractual payment terms.

The following are the primary sources of revenue earned by the Company:

Media Rights and Content

Broadcast rights fees received from distributors of the Company’s live event and television programming, both domestically and internationally, are recorded when the live event or program has been delivered and is available for distribution. Certain of the Company’s media rights are typically sold in multi-year arrangements and are generally comprised of multiple performance obligations that involve the allocation of transaction price based on the relative stand-alone selling price of each performance obligation. The Company uses its estimate of stand-alone selling price to allocate transaction price. Any advance payments received from customers are deferred upon collection and recognized into revenue as content is delivered. Revenue from the Company’s pay-per-view programming is recognized when the event is aired and, for those contracts with variable fees, is based upon its initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from certain pay-per-view distributors and any adjustments to the estimated amounts are recorded when final information is received. Pay-per-view programming is distributed through cable, satellite, and digital providers to residential and commercial establishments. The Company’s customer is the cable, satellite, and certain digital providers on residential buys and the Company records its royalties earned on the sales of pay-per-view programming. For other residential buys through UFC-branded digital platforms, the Company’s customer is the end user, and the Company records the amount paid by the end customer. On commercial buys, the Company recognizes the amount paid by the establishment. The Company owns and operates its own over-the-top (“OTT”) platforms, UFC FIGHT PASS and WWE Network, that engage customers through a monthly subscription-based model. Access to UFC FIGHT PASS and WWE Network is provided to subscribers and revenue is recognized ratably over each paid monthly membership period. Revenue for UFC FIGHT PASS and WWE Network is deferred for subscriptions paid in advance until earned. The Company recognizes revenue for UFC FIGHT PASS and WWE Network gross of third-party distributor fees as the Company is the principal in the arrangement.

Live Events

Live event revenue consists of ticket and VIP package sales for events at third-party venues, each of which generally represents distinct performance obligations. The Company allocates the transaction price to all performance obligations contained within an event based on their relative stand-alone selling price. Revenue for ticket sales collected in advance of the event is recorded as deferred revenue until the event occurs. The Company recognizes revenue gross of third-party commissions and fees as the Company is the principal in the arrangement.

Sponsorships

Through our sponsorship packages, the Company offers our customers a full range of promotional vehicles, including arena and octagon signage, digital and broadcast content, on-air announcements, special appearances by fighters and talent as well as other forms of advertisement. The Company allocates the transaction price to all performance obligations contained within a sponsorship arrangement based upon their relative standalone selling price. Standalone selling prices are determined generally based on a rate card used to determine pricing for individual components. After allocating revenue to each performance obligation, the Company recognizes sponsorship revenue when the promotional services are delivered. Revenue is recognized gross of third-party commissions and fees as the Company is the principal in the arrangement. Our control is evidenced by our sole ability to monetize the sponsorship inventory and being primarily responsible to our customers.

Consumer Products Licensing

Revenue is derived from licensing the Company’s logos, trade names, trademarks and related symbolic intellectual property to third party manufacturers and distributors of branded merchandise. Revenue is recognized based on the Company’s estimates of sales that occurred with subsequent adjustments recognized upon receipt of a statement or other information from the customer. Many licensing agreements include minimum guarantees, which set forth the minimum royalty to be paid to the Company during a given contract year. The Company will recognize the minimum guarantee revenue ratably over its related royalty period until such point that it is more likely than not that the total revenue during the royalty period will exceed the minimum royalty. If during the royalty period, management determines that total revenue will exceed the minimum royalty, the revenue recognized during each reporting period will reflect royalties earned on the underlying product sales.

Direct Operating Costs

Direct operating costs primarily include third-party expenses associated with our athletes and talent, production, marketing, venue costs related to the Company’s live events, and commissions and direct costs with distributors, as well as certain service fees paid to Endeavor.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include personnel costs as well as rent, travel, professional service costs and other overhead required to support the Company’s operations and corporate structure, including certain service fees paid to Endeavor.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts and highly liquid money market accounts with original maturities of three months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with various major banks and other high-quality financial institutions. The Company periodically evaluates the relative credit standings of these banks and financial institutions. The Company’s accounts receivable are typically unsecured and a significant portion relates to trade receivables for events from various distributors, who collect and remit payments to the Company from individual operators as well as large broadcast and cable television and streaming networks with whom the Company licenses content. Significant portions of trade receivables also relate to third party venues.

As of December 31, 2023, there were no customers that accounted for 10% or more of the Company’s accounts receivable. As of December 31, 2022, there were two customers who accounted for 10% or more of the Company’s accounts receivable. For the years ended December 31, 2023, 2022 and 2021, there was one customer who accounted for more than 10% of the Company’s revenue.

Derivative Instruments and Hedging Activities

The Company uses interest rate swaps to manage exposure to the risk associated with interest rates on variable rate borrowings. The Company does not use derivatives for trading or speculative purposes. The Company recognizes derivative financial instruments at fair value as either assets or liabilities in the consolidated balance sheets.

The accounting for changes in fair value (i.e., gains or losses) of the interest rate swap agreements depends on whether they have been designated and qualify as part of a hedging relationship and the type of hedging relationship. Changes in the fair value of derivative instruments accounted for as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the hedged item affects earnings. For derivatives not designated as cash flow hedges, changes in fair value are recognized in earnings.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable are presented net of an allowance for doubtful accounts, which is an estimate of expected losses. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of significant customers based on known delinquent activity or disputes and ongoing credit evaluations in addition to evaluating the historical loss rate on the pool of receivables. Accounts receivable includes unbilled receivables, which are established when revenue is recognized, but due to contractual restraints over the timing of invoicing, the Company does not have the right to invoice the customer by the balance sheet date.

Deferred Costs

Deferred costs principally relate to payments made to third-party vendors in advance of events taking place, upfront contractual payments and prepayments on media and licensing rights fees and advances for content production or overhead costs. These costs are recognized when the event takes place or over the respective period of the media and licensing rights.

Property, Buildings and Equipment

Property, buildings and equipment are stated at historical cost less accumulated depreciation. Depreciation is charged against income over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of property and equipment are as follows:

Years
Buildings	35 - 40 years
Leasehold improvements	Lesser of useful life or lease term
Furniture, fixtures, office and other equipment	2 - 28.5 years
Production equipment	3 - 7 years
Computer hardware and software	2 - 5 years

Costs of normal repairs and maintenance are charged to expense as incurred.

Leases

The Company determines whether a contract contains a lease at contract inception. The Company has elected the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company has also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. The right-of-use asset and lease liability are measured at the present value of the future minimum lease payments, with the right-of-use asset being subject to adjustments such as initial direct costs, prepaid lease payments and lease incentives. Due to the rate implicit in each lease not being readily determinable, the Company uses its incremental collateralized borrowing rate to determine the present value of the lease payments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Operating lease costs are recognized on a straight-line basis over the lease term. For finance leases, the Company records interest expense on the lease liability and straight-line amortization of the right-of-use asset over the lease term. Variable lease costs are recognized as incurred.

Business Combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses, including management’s estimation of the fair value of any contingent consideration, is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Goodwill

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. The Company has the option to perform a qualitative assessment to determine if an impairment is “more likely than not” to have occurred. If the Company can support the conclusion that the fair value of a reporting unit is greater than its carrying amount under the qualitative assessment, the Company would not need to perform the quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the Company must perform the quantitative impairment test. When the Company performs a quantitative test, it records the amount of goodwill impairment, if any, as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Charges resulting from an impairment test are recorded in impairment charges in the consolidated statements of operations.

Intangible Assets

Intangible assets consist primarily of trade names and customer relationships. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of finite-lived intangible assets are as follows:

Years
Trademarks and trade names	2 - 26 years
Customers relationships	2 - 22 years
Internally developed technology	2 - 15 years
Other	2 - 12 years

For intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment or when the useful lives are no longer appropriate. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value and an impairment loss is recognized for the difference between the fair value and carrying value, which is recorded in impairment charges in the consolidated statements of operations.

Investments

For equity method investments, the Company periodically reviews the carrying value of its investments to determine if there has been an other-than-temporary decline in fair value below carrying value. For equity investments without readily determinable fair value, the Company performs a qualitative assessment at each reporting period. A variety of factors are considered when determining if an impairment exists, including, among others, the financial condition and business prospects of the investee, as well as the Company’s investment intent.

Content Costs

The Company incurs costs to produce and distribute film and television content, which are either monetized on a title-by-title basis or as a group through subscriptions from customers. These costs include development costs, direct costs of production as well as direct negative costs incurred in the physical production of the film. From time to time, the Company acquires films to distribute exclusively through its UFC Fight Pass subscription network. The Company also licenses films for distribution exclusively through its UFC Fight Pass subscription network. Content costs are included in other assets in the consolidated balance sheets. Depending on the predominant monetization strategy, content costs are amortized over the estimated period of ultimate revenue subject to an individual-film-forecast model or over the estimated usage of the film group. Such amortization is recorded in direct operating expenses in the consolidated statements of operations.

The Company produces live sports and taped content, which represent content costs predominantly monetized on a title-by-title basis that has a limited life to sell in secondary markets. As such, the Company recognizes all of the revenue associated with film and television costs when the programs are delivered and made available for telecast in the initial market resulting in simultaneously expensing all of the related film and television costs. Costs incurred in acquiring, licensing, and producing content for distribution on UFC Fight Pass are predominantly monetized as a film group, and are amortized straight-line over the shorter of the license term or the estimated period of use, which is currently three years. These estimates are reviewed at the end of each reporting period and adjustments, if any, will result in changes to amortization rates.

Unamortized content costs are also tested for impairment based on the predominant monetization strategy whenever there is an impairment indication, as a result of certain triggering events or changes in circumstances, whereby the fair value of the individual film and television content or collectively with others as a film group may be less than its unamortized costs. The impairment test compares the estimated fair value of the individual film and television content or collectively with others as a film group to the carrying value of the unamortized content costs. Where the unamortized content costs exceed the fair value, the excess is recorded as an impairment charge in the consolidated statements of operations. No impairment charges were recognized during the years ended December 31, 2023, 2022 or 2021.

Content Production Incentives

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for profit business entities, the Company accounts for content production incentives by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance.

The Company has access to various governmental programs primarily related to WWE that are designed to promote content production within the United States and certain international jurisdictions. Tax incentives earned with respect to expenditures on qualifying film production activities are included as an offset to other assets in the consolidated balance sheets. Tax incentives earned with respect to expenditures on qualifying capital projects are included as an offset to property, buildings and equipment, net in the consolidated balance sheets. Tax incentives earned with respect to expenditures on qualifying television and other production activities are recorded as an offset to production expenses within direct operating costs within the consolidated statements of operations. The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the tax credits. The realizable amount is recorded within accounts receivable in the consolidated balance sheets until the Company receives the funds from the respective governmental jurisdiction.

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s long-term debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. Costs incurred with the issuance of the Company’s revolving credit facilities have been deferred and amortized over the term of the facilities as a component of interest expense using the straight-line method. These deferred costs are included in other assets in the consolidated balance sheets.

Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. Fair value measurements are categorized within a fair value hierarchy, which is comprised of three categories. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments.

The Company’s assets measured at fair value on a nonrecurring basis include investments, long-lived assets and goodwill. These assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment (Note 6 and Note 7). The resulting fair value measurements of the assets are considered to be Level 3 measurements.

Non-controlling Interests

Non-controlling interests in consolidated subsidiaries represent the component of equity in consolidated subsidiaries held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

Non-controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non-controlling interests. Redeemable non-controlling interests are considered to be temporary equity and are reported in the mezzanine section between total liabilities and shareholders’ equity in the consolidated balance sheets. Redeemable non-controlling interests are recorded at the greater of carrying value, which is adjusted for the non-controlling interests’ share of net income or loss, or estimated redemption value at each reporting period. If the carrying value, after the income or loss attribution, is below the estimated redemption value at each reporting period, the Company remeasures the redeemable non-controlling interests to its redemption value.

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

Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. operates and controls all the business and affairs of UFC and WWE. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes. TKO OpCo’s U.S. subsidiaries are subject to withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. TKO OpCo is subject to entity-level income taxes in certain U.S. state and local jurisdictions.

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

Foreign Currency

The Company has operations outside of the United States. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenue, expenses and cash flows. For these countries, currency translation adjustments are recognized in shareholders’ equity as a component of accumulated other comprehensive (loss) income, whereas transaction gains and losses are recognized in other (expense) income, net in the consolidated statements of operations. The Company recognized $1.1 million, $1.3 million and $0.4 million of realized and unrealized foreign currency transaction losses for the years ended December 31, 2023, 2022 and 2021, respectively.

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The update should be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that an entity annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate) as well as income taxes paid disaggregated by jurisdiction. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4. ACQUISITION OF WWE

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

The weighted average life of finite-lived intangible assets acquired is 20.3 years, which consisted of trademarks and trade names with a weighted average life of 25.0 years, customer relationships with a weighted average life of 11.3 years and other intangible assets with a weighted average life of 3.6 years. See Note 6, Goodwill and Intangible Assets, for the estimated annual amortization of intangible assets acquired in the Transactions for the next five years and thereafter.

In connection with the Transactions, the Company incurred transaction costs of $83.8 million for the year ended December 31, 2023, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

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

Preliminary Allocation of Purchase Price

The purchase price is allocated to the underlying WWE assets acquired and liabilities assumed based on their estimated fair values on the Closing Date, with any excess purchase price recorded as goodwill. Goodwill is primarily attributable to the synergies that are expected to arise as a result of the Transactions and other intangible assets that do not qualify for separate recognition. The purchase price allocation shown in the table below reflects preliminary fair value estimates, including measurement period adjustments, based on management analysis, including preliminary work performed by third-party valuation specialists (in thousands):

Cash and cash equivalents	$381,153
Accounts receivable	105,237
Other current assets	89,256
Property, buildings and equipment	398,004
Intangible assets
Trademarks and trade names	2,188,200
Customer relationships	899,700
Other	128,300
Goodwill	5,063,774
Finance lease right of use assets	257,359
Operating lease right of use assets	12,337
Investments	12,007
Other assets	25,928
Deferred tax liabilities	(379,508)
Accounts payable and accrued liabilities	(124,280)
Current portion of long-term debt	(16,934)
Deferred revenue	(54,190)
Finance lease liabilities	(255,940)
Operating lease liabilities	(12,224)
Other long-term liabilities	(2,527)
Additional paid-in-capital (1)	(283,591)
Net assets acquired	$8,432,061

(1)The additional paid-in-capital amount represents incremental goodwill related to deferred tax liabilities recorded at TKO’s parent company in connection with the acquisition of WWE.

The estimated fair value of assets acquired and liabilities assumed are preliminary and subject to change as purchase price allocations are finalized, which is expected within one year of the Closing Date. The measurement period adjustments made subsequent to the Closing Date through December 31, 2023 primarily related to the valuation of customer relationships, deferred tax liabilities, leases and property, buildings and equipment. The effects of these adjustments on our consolidated statements of operations for the year ended December 31, 2023 were not material.

The fair value of the nonredeemable non-controlling interest of $4,521.8 million was calculated as EGH’s initial 51.9% ownership interest in TKO OpCo’s net assets. TKO OpCo’s net assets differ from TKO consolidated net assets primarily due to the net deferred tax liabilities for which the non-controlling interest does not have economic rights.

Consolidated Statement of Operations for the period from September 12, 2023 through December 31, 2023

The following supplemental information presents the financial results of WWE operations included in the consolidated statement of operations for the period from September 12, 2023 through December 31, 2023 (in thousands):

Revenue	$382,767
Net loss	$(73,279)

Supplemental Pro Forma Financial Information

The following unaudited pro forma results of operations for the years ended December 31, 2023 and 2022, respectively, as if the Transactions had occurred as of January 1, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Pro forma revenue	$2,618,567	$2,431,670
Pro forma net income	241,526	60,611

The pro forma information includes the historical operating results of Zuffa and WWE prior to the Transactions, with adjustments directly attributable to the business combination. Pro forma adjustments have been made to reflect the adjustment of nonrecurring transaction costs of $271.1 million, of which $187.3 million was incurred by WWE prior to the Transactions. The remaining pro forma adjustments are primarily related to incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental service fees paid by the Company to Endeavor pursuant to a services agreement, dated as of September 12, 2023, by and between EGH and TKO OpCo (the “Services Agreement”), incremental compensation expense for two key executives, including salaries, bonuses and TKO equity awards granted, and incremental equity-based compensation related to the Replacement Awards.

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

Property, buildings and equipment, net consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2023	2022
Buildings and improvements	$394,481	$116,863
Land and land improvements	80,919	50,539
Furniture and fixtures	74,862	47,652
Office, computer and other equipment	126,082	11,641
Construction in progress	20,389	7,053
	696,733	233,748
Less: accumulated depreciation	(88,317)	(58,700)
Total Property, buildings and equipment, net	$608,416	$175,048

Depreciation expense for property, buildings and equipment totaled $29.9 million, $13.3 million and $12.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and		Foreign	End of
	of Year	Expenses	Deductions	Exchange	Year
Allowance for doubtful accounts
Year Ended December 31, 2023	$2,355	$1,749	$(3,010)	$(1)	$1,093
Year Ended December 31, 2022	$479	$2,176	$(295)	$(5)	$2,355
Year Ended December 31, 2021	$1,323	$(778)	$(68)	$2	$479

Deferred tax valuation allowance
Year Ended December 31, 2023	$94	$15,604	$—	$(9)	$15,689
Year Ended December 31, 2022	$1,849	$17	$(1,771)	$(1)	$94
Year Ended December 31, 2021	$1,270	$579	$—	$—	$1,849

Film and Television Content Costs

The following table presents the Company’s unamortized content costs, which are included as a component of other assets in the consolidated balance sheets (in thousands):

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Licensed and acquired program rights	$—	$—	$21,413	$20,548
Produced programming:
In release	1,410	—	2,049	5,699
Completed but not released	2,045	—	—	—
In production	1,350	—	819	557
Total film and television costs	$4,805	$—	$24,281	$26,804

As of December 31, 2023, substantially all of the “completed but not released” content costs that are monetized individually are estimated to be amortized over the next 12 months and approximately 74% of the “in release” content costs monetized individually are estimated to be amortized over the next three years.

As of December 31, 2023, substantially all of the “in release” content costs monetized as a film group are estimated to be amortized over the next three years.

Amortization and impairment of content costs, which are included as a component of direct operating costs in the consolidated statement of operations, consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Content production amortization expense - assets monetized individually	$5,028	$—	$—
Content production amortization expense - assets monetized as a film group	18,770	14,535	9,910
Content production impairment charges (1)	—	—	—
Total amortization and impairment of content costs	$23,798	$14,535	$9,910

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

Other current assets

The following is a summary of other current assets (in thousands):

	As of
	December 31,	December 31,
	2023	2022
Prepaid taxes	$57,885	$6,727
Amounts due from the Group (Note 22)	11,599	23,838
Prepaid insurance	8,145	1,570
Assets held for sale	7,500	—
Other	36,026	10,143
Total	$121,155	$42,278

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	December 31,	December 31,
	2023	2022
Payroll-related costs	$100,982	$27,271
Event and production-related costs	51,015	28,759
Interest	41,634	35,502
Accrued capital expenditures	29,550	1,672
Legal and professional fees	18,730	2,915
Other	25,452	12,070
Total	$267,363	$108,189

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of Goodwill are as follows (in thousands):

	UFC (1)	WWE	Total
Balance — December 31, 2022	$2,602,639	$—	$2,602,639
Acquisitions (2)	—	5,063,774	5,063,774
Foreign exchange	—	72	72
Balance — December 31, 2023	$2,602,639	$5,063,846	$7,666,485

(1)Reflects goodwill resulting from the Company’s election to apply pushdown accounting to reflect EGH’s new basis of accounting in the UFC’s assets and liabilities, including goodwill, which occurred during 2016.

(2)Based on preliminary fair values acquired through the business acquisition of WWE. See Note 4, Acquisition of WWE, for further information.

There were no dispositions or impairments to goodwill during the years ended December 31, 2023 and 2022.

Intangible Assets, net

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2023 (in thousands):

	Weighted Average
	Estimated Useful Life		Accumulated
	(in years)	Gross Amount	Amortization	Carrying Value
Trademarks and trade names	22.8	$2,891,826	$(314,685)	$2,577,141
Customer relationships	5.5	1,254,210	(388,640)	865,570
Other (1)	3.4	145,438	(24,486)	120,952
Total intangible assets		$4,291,474	$(727,811)	$3,563,663

(1)Other intangible assets as of December 31, 2023 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 4, Acquisition of WWE, for further information.

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

Amortization of intangible assets was $129.3 million, $46.7 million, and $50.4 million during the years ended December 31, 2023, 2022 and 2021, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations.

Estimated annual intangible amortization, including amortization of intangible assets acquired in the Transactions, for the next five years and thereafter is as follows (in thousands):

	UFC	WWE (1)	Total
2024	$47,104	$250,034	$297,138
2025	44,342	199,220	243,562
2026	39,855	193,625	233,480
2027	39,290	176,781	216,071
2028	39,177	161,006	200,183
Thereafter	220,009	2,153,220	2,373,229
Total remaining amortization	$429,777	$3,133,886	$3,563,663

(1)Based on preliminary fair values acquired through the business acquisition of WWE. See Note 4, Acquisition of WWE, for further information.

Annual Impairment Assessments

During the years ended December 31, 2023, 2022 and 2021, the Company completed its annual impairment review of goodwill and intangibles. The Company did not record any impairment charges related to such reviews during the years ended December 31, 2023, 2022 or 2021. The Company determines the fair value of each reporting unit based on discounted cash flows using an applicable discount rate for each reporting unit. Intangible assets were valued based on a relief from royalty method or an excess earnings method.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	December 31,	December 31,
	2023	2022
Equity method investments	$3,775	$4,917
Nonmarketable equity investments without readily determinable fair values	12,617	499
Total investment securities	$16,392	$5,416

Equity Method Investments

The Company has an approximately 7% ownership stake in Monkey Spirit, LLC, which owns the IP license to distribute Howler Head branded products and beverages (together, “Howler Head”). In August 2022, the Company received an incremental share of equity in Howler Head as compensation for the same promotional services associated with the initial investment. The value of the equity investment received was determined to be $3.0 million using Level 3 inputs not observable in the market. The incremental investment was an increase in transaction price to the original revenue arrangement and a cumulative catch-up entry of $1.0 million was recorded to revenue, with the remaining $2.0 million recorded to deferred revenue to be recognized ratably over the remainder the term. The Company recognized equity losses of $0.9 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively, and the investment balance was $3.3 million and $4.2 million as of December 31, 2023 and 2022, respectively.

The Company recognized equity gains of $0.6 million and equity losses of $0.2 million for the years ended December 31, 2023 and 2022, respectively, from other equity method investments, which had a balance of $0.5 million and $0.7 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company received distributions of $0.8 million from these other equity method investments.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of December 31, 2023 and 2022, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on these investments during the years ended December 31, 2023, 2022 or 2021. In addition, there were no observable price change events that were completed during the years ended December 31, 2023, 2022 or 2021.

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

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	December 31,	December 31,
	2023	2022
First Lien Term Loan (due April 2026)	$2,728,766	$2,759,767
Secured Commercial Loans	31,867	33,467
Total principal	2,760,633	2,793,234
Unamortized discount	(8,367)	(11,791)
Unamortized debt issuance cost	(15,951)	(22,445)
Total debt	2,736,315	2,758,998
Less: Current portion of long-term debt	(22,367)	(22,683)
Total long-term debt	$2,713,948	$2,736,315

First Lien Term Loan (due April 2026)

As of December 31, 2023 and 2022, the Company had $2.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility,” and, together with the First Lien Term Loan, the “Credit Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof.

Payments under the First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date of April 29, 2026. In June 2023, the Company amended the terms of the First Lien Term Loan to replace the adjusted LIBOR reference rate with Term Secured Overnight Financing Rate (“SOFR”) and provide for a credit spread adjustment (as defined in the Credit Agreement). The First Lien Term Loan accrues interest at an annual interest rate of adjusted SOFR plus 2.75-3.00%, which totaled 8.40% as of December 31, 2023.

Amounts under the Revolving Credit Facility are available to be borrowed and re-borrowed until its termination date, which was extended in April 2023 until October 29, 2024. The Revolving Credit Facility accrues a commitment fee of 0.25% to 0.50% per annum on the unused balance. In April 2023, the Company amended the terms of the Revolving Credit Facility to replace the adjusted LIBOR reference rate with SOFR. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to SOFR plus 2.75-3.00%. In November 2023, the Company borrowed $100.0 million under its Revolving Credit Facility to fund certain share repurchases that occurred during the fourth quarter of 2023, as discussed in Note 10, Stockholders’/Members’ Equity. In December 2023, the Company fully repaid the $100.0 million amount outstanding. As of December 31, 2023 and 2022, there was no outstanding balance under the Revolving Credit Facility.

The Credit Facilities contain a financial covenant that requires the Company to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA as defined in the Credit Agreement of no more than 6.5-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings under the Revolving Credit Facility plus outstanding letters of credit exceeding $10.0 million that are not cash collateralized exceeds thirty-five percent of the capacity of the Revolving Credit Facility as measured on a quarterly basis, as defined in the Credit Agreement. This covenant did not apply as of December 31, 2023 and 2022 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had no outstanding letters of credit as of December 31, 2023 and 2022, respectively.

The Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket, which generally provides for no restrictions as long as the Total Leverage Ratio (as defined in the Credit Agreement) is less than 5.0x. As of December 31, 2023, TKO Group Holdings, Inc. held net long-term deferred income tax liabilities of $371.2 million. Otherwise, TKO Group Holdings, Inc. has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. TKO Group Holdings, Inc. has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted from being transferred to TKO Group Holdings, Inc. as of December 31, 2023.

The estimated fair values of the Company’s First Lien Term Loan are based on quoted market values for the debt. As of December 31, 2023 and 2022, the face amount of the Company’s First Lien Term Loan approximates its fair value.

Secured Commercial Loans

As of December 31, 2023 and 2022, the Company had $31.9 million and $33.5 million, respectively, of secured loans outstanding, which were entered into in October 2018 in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except one of the Loan Agreements is secured by a deed of trust for the UFC’s headquarters building located at 6650 S. Torrey Pines Drive, Las Vegas, Nevada and underlying land and the other Loan Agreement is secured by a deed of trust for a building located at 6650 El Camino Road, Las Vegas, Nevada and its adjacent land. The Secured Commercial Loans bear interest at a rate of LIBOR plus 1.62% (with a LIBOR floor of 0.88%). In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Secured Commercial Loans contain a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis. As of December 31, 2023 and 2022, the Company was in compliance with its financial debt covenant under the Secured Commercial Loans.

3.375% Convertible Notes (due December 2023)

In connection with the business combination with WWE, the Company assumed the remaining obligations of the 3.375% convertible senior notes issued by WWE in December 2016 and January 2017 (the “Convertible Notes”). The Convertible Notes matured on December 15, 2023.

As a result of the payment made on September 29, 2023 in the form of cash dividends on TKO Class A common stock, in an amount of $3.86 per share, for which the ex-dividend date was September 21, 2023, the applicable conversion rate of the Convertible Notes has been adjusted pursuant to the terms of the Indenture. Effective as of September 21, 2023, upon a conversion of the Convertible Notes, the Company delivered shares of TKO Class A common stock at an adjusted conversion rate of approximately 41.6766 shares of TKO Class A common stock per $1,000 principal amount of the Convertible Notes, which corresponded to a conversion price of approximately $23.99 per share of TKO Class A common stock.

During the year ended December 31, 2023, holders converted $4.2 million aggregate principal amount of the Convertible Notes (the “Conversions”). In accordance with the terms of the Convertible Notes, the Company delivered 176,079 shares of TKO Class A common stock associated with the Conversions during the year ended December 31, 2023. The remaining principal amount of the Convertible Notes, which was less than $0.1 million, was paid to holders upon maturity on December 15, 2023.

In connection with the Transactions, as discussed in Note 4, Acquisition of WWE, the Convertible Notes were marked to fair value as of September 12, 2023. After September 12, 2023, the premium associated with the acquisition date fair value is included as a component of additional paid-in-capital on the Company’s consolidated balance sheets.

Debt Maturities

The Company will be required to repay the following principal amounts in connection with its debt obligations (in thousands):

2024	$32,600
2025	32,600
2026	2,668,366
2027	1,600
2028	25,467
$2,760,633

9. FINANCIAL INSTRUMENTS

In October 2018, in connection with the Secured Commercial Loans, the Company entered into a swap for $40.0 million notional effective November 1, 2018 with a termination date of November 1, 2028. The swap required the Company to pay a fixed rate of 4.99% and receive the total of LIBOR plus 1.62%, which totaled 3.97% as of December 31, 2018. The Company entered into this swap to hedge certain of its interest rate risks on its variable rate debt. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. The Company has designated the interest rate swap as a cash flow hedge, and all changes in fair value are recognized in other comprehensive income until the hedged interest payments affect earnings.

In May 2023, the Company amended its Secured Commercial Loans and associated interest rate swap to replace the LIBOR reference rate with Term SOFR. The swap requires the Company to pay a fixed rate of 4.99% and receive the total of SOFR plus 1.70%, which totaled 7.04% as of December 31, 2023.

Prior to the May 2023 amendment the fair value of the swap was based on commonly quoted monthly LIBOR rates. Subsequent to this amendment, the fair value of the swap is based on commonly quoted monthly Term SOFR rates. Both the LIBOR and Term SOFR reference rates are considered observable inputs representing a Level 2 measurement within the fair value hierarchy. The fair value of the swap was $0.3 million and $0.6 million as of December 31, 2023 and 2022, respectively, and was included in other assets in the consolidated balance sheets. The total change in fair value of the swap’s asset position included in accumulated other comprehensive income was an increase of $0.3 million, a decrease of $4.9 million and a decrease of $2.5 million for the years ended

December 31, 2023, 2022 and 2021, respectively. The Company reclassified $0.3 million of the increase in fair value into net income during each of the years ended December 31, 2023, 2022 and 2021, respectively, representing the amortization of the cash flow hedge fair value to net income.

10. STOCKHOLDERS’/MEMBERS’ EQUITY

Amendment and Restatement of Certificate of Incorporation

On September 12, 2023, the Company amended and restated its certificate of incorporation to, among other things, provide for the (a) authorization of 5,000,000,000 shares of Class A common stock with a par value of $0.00001 per share, (b) authorization of 5,000,000,000 shares of Class B common stock with a par value of $0.00001 per share, (c) authorization of 1,000,000,000 shares of preferred stock with a par value of $0.00001 per share, and (d) establishment of a board of directors consisting of eleven members, each of which will serve for one-year terms. On January 23, 2024, the board of directors increased the size of the board from eleven to thirteen.

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

Secondary Offering & Share Repurchases

On November 9, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TKO OpCo, Morgan Stanley & Co. LLC, as representative of the various underwriters (collectively, the “Underwriters”), and Mr. McMahon, in connection with the underwritten secondary offering by Mr. McMahon of 8,400,000 shares of TKO Class A common stock at an offering price of $79.80 per share (the “Secondary Offering”). The Secondary Offering closed on November 14, 2023. The Company did not offer any shares of TKO Class A common stock in the Secondary Offering and did not receive any proceeds from the sale of shares of Common Stock in the Secondary Offering.

Pursuant to the Underwriting Agreement, the Company agreed to purchase 1,308,729 shares of TKO Class A common stock from the Underwriters, at a price of $76.41 per share, which was equal to the price being paid by the Underwriters to Mr. McMahon, resulting in an aggregate purchase price of approximately $100.0 million (the “Share Repurchase”). The Company funded the Share Repurchase with approximately $100.0 million of borrowings under the Revolving Credit Facility. All shares repurchased have been retired.

Principal Stockholder Contributions

During the year ended December 31, 2023, the Company received cash contributions of $5.8 million and non-cash capital contributions of $9.0 million. The cash contributions represented amounts reimbursed to the Company by Mr. McMahon, a principal holder of TKO Class A common stock, in connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors. The non-cash capital contributions represented amounts paid personally by Mr. McMahon to certain counterparties. See Note 22, Related Party Transactions, for additional information.

11. NON-CONTROLLING INTERESTS

Nonredeemable Non-Controlling Interest in TKO OpCo

In connection with the business acquisition of WWE described in Note 4, Acquisition of WWE, on September 12, 2023, the Company became the sole managing member of TKO OpCo and, as a result, consolidates the financial results of TKO OpCo. The Company reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. TKO OpCo’s operating agreement provides that holders of membership interests in TKO OpCo (“Common Units”) may, from time to time, require TKO OpCo to redeem all or a portion of their Common Units (and an equal number of shares of TKO Class B common stock) for cash or, at the Company’s option, for shares of TKO Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of Common Units, increasing the total ownership interest in TKO OpCo. Changes in the ownership interest in TKO OpCo while the Company retains its controlling interest in TKO OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Common Units in TKO OpCo by the other members of TKO OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and six months after the consummation of the investment. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of December 31, 2023 and 2022, the estimated redemption value was $11.2 million and $9.7 million, respectively.

The changes in carrying value of the redeemable non-controlling interest were as follows (in thousands):

Balance — December 31, 2021	$9,700
Net income attributable to non-controlling interest holders	1,747
Accretion	(1,539)
Balance — December 31, 2022	$9,908
Net income attributable to non-controlling interest holders	1,686
Accretion	—
Balance — December 31, 2023	$11,594

12. EARNINGS PER SHARE

Earnings per share is calculated utilizing net loss available to common stockholders of the Company from September 12, 2023 through December 31, 2023, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted EPS is calculated by dividing the net loss available to common stockholders by the diluted weighted average shares outstanding during the same period.

The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (see Note 13, Equity-based Compensation) were anti-dilutive during the period.

The following tables presents the computation of net loss per share and weighted average number of shares of the Company’s common stock outstanding for the period presented (dollars in thousands, except per share data):

Period From
September 12 -
December 31, 2023
Basic and diluted net loss per share
Numerator
Net loss attributable to TKO Group Holdings, Inc.	$(35,227)

Denominator
Weighted average Class A Common Shares outstanding - Basic	82,808,019

Basic and diluted net loss per share	$(0.43)

Securities that are anti-dilutive this period
Unvested RSUs	1,636,626
Unvested PSUs	327,403
TKO Class B Common Shares	89,616,891

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

Equity-based compensation expense by plan, which is included within selling, general and administrative expenses on the Company’s consolidated statements of operations, consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
EGH 2021 Plan	$18,638	$23,744	$63,855
Replacement Awards under WWE 2016 Plan	31,747	—	—
TKO 2023 Plan	6,724	—	—
Equity-based compensation expense	$57,109	$23,744	$63,855

As of December 31, 2023, total unrecognized equity-based compensation expense for unvested awards and the related remaining weighted average period for expensing is summarized below (dollars in thousands):

	Unrecognized Compensation Costs	Period Remaining (in years)
EGH 2021 Plan	$11,203	1.82
Replacement Awards under WWE 2016 Plan	59,370	2.30
TKO 2023 Plan	66,958	2.32
Equity-based unrecognized compensation expense	$137,531

EGH 2021 Plan

The terms of each award, including vesting and forfeiture, are determined by the administrator of the EGH 2021 Plan. Key grant terms include one or more of the following: (a) time-based vesting over a two- to five-year period; (b) market-based vesting conditions at graduated levels upon the EGH’s attainment of certain market price per share thresholds; and (c) expiration dates (if applicable). Granted awards may include time-based vesting conditions only, market-based vesting conditions only, or both.

The following table summarizes the RSU award activity under the EGH 2021 Plan for the year ended December 31, 2023:

	Time Vested RSUs		Market / Market and Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2023	604,875	$29.57	5,115	$24.65
Granted	309,284	$21.77	—	$—
Released	(297,131)	$29.54	—	$—
Forfeited	(11,418)	$21.73	—	$—
Outstanding at December 31, 2023	605,610	$25.74	5,115	$24.65

The following table summarizes the stock option award activity under the EGH 2021 Plan for the year ended December 31, 2023:

	Stock Options
	Units	Weighted-Average Exercise Price
Outstanding at January 1, 2023	286,836	$26.04
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2023	286,836	$26.04
Vested and exercisable at December 31, 2023	162,452	$25.20

Replacement Awards

Prior to the Transactions, the terms of each WWE award, including vesting and forfeiture, were determined by the administrator of WWE’s 2016 Omnibus Incentive Plan (the “WWE 2016 Plan”).

In November 2023, certain Replacement Awards consisting of PSUs that were previously granted to a WWE executive management and TKO board member were cancelled and replaced with RSUs granted under the TKO 2023 Plan. The cancelled Replacement Awards included both service and performance conditions with cliff vesting in November 2025. The newly granted RSUs include only a service condition and vest in three equal installments in each of December 2024, 2025 and 2026, respectively. The Company did not record any incremental compensation expense as a result of this modification.

Other than the change discussed above, there have been no changes to the terms of the Replacement Awards as of December 31, 2023 other than with respect to the shares underlying the awards as described in Note 2, Summary of Significant Accounting Policies. Key grant terms include one or more of the following: (a) time-based vesting over a one- to five-year period; (b) market-based vesting conditions at graduated levels upon the Company’s attainment of certain market price per share thresholds; and (c) expiration dates (if applicable). Granted awards may include time-based vesting conditions only, market-based vesting conditions only, or both.

The following table summarizes the RSU award activity under the WWE 2016 Plan for the year ended December 31, 2023:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2023	—	$—
Granted	—	$—
Assumed from WWE	1,011,215	$100.65
Vested	(209,982)	$100.65
Forfeited	(146,581)	$100.65
Dividend equivalents	46,438	$100.65
Outstanding at December 31, 2023	701,090	$100.65

The following table summarizes the PSU award activity under the WWE 2016 Plan for the year ended December 31, 2023:

	Time Vested PSUs		Market / Market and Time Vested PSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2023	—	$—	—	$—
Granted	—	$—	—	$—
Assumed from WWE	641,190	$100.65	20,460	$100.65
Vested	(54,478)	$100.65	—	$—
Forfeited	(272,297)	$83.75	(20,460)	$100.65
Dividend equivalents	12,988	$100.65	—	$—
Outstanding at December 31, 2023	327,403	$93.84	—	$—

TKO 2023 Plan

The terms of each award, including vesting and forfeiture, are determined by the administrator of the TKO 2023 Plan. Key grant terms include time-based vesting over a six-month to four-year period.

The following table summarizes the RSU award activity under the TKO 2023 Plan for the year ended December 31, 2023:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2023	—	$—
Granted	935,536	$91.23
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2023	935,536	$91.23

14. EMPLOYEE BENEFITS

The Company sponsors two 401(k) defined contribution plans (the “Plans”) covering substantially all of its employees. Under the Plans, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. The Company makes matching contributions of 50% of each participant’s contributions under the Plans, up to 5% of eligible compensation (maximum 2.5% matching contributions) for Zuffa participants, and up to 6% of eligible compensation (maximum 3% matching contributions) for WWE participants. The Company may also make additional discretionary contributions to the Plans. Employer matching contributions and discretionary contributions were $1.5 million, $0.8 million and $2.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.

15. INCOME TAXES

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. operates and controls all the business and affairs of UFC and WWE. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax, other than entity-level income taxes in certain U.S. state and local jurisdictions. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes, and TKO OpCo’s U.S. subsidiaries are subject to foreign withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes.

As discussed in Note 4, Acquisition of WWE, the Transactions are accounted for as a reverse acquisition of WWE using the acquisition method of accounting in accordance with ASC 805. As a result, TKO recorded a fair value step-up on the acquired WWE net assets in the amount of $3.3 billion and deferred tax liabilities in the amount of $379.5 million, all of which was recorded through goodwill as of the Closing Date.

For the years ended December 31, 2023, 2022 and 2021, the effective tax rate was 15.2%, 3.5% and 5.4%, respectively.

Income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$201,091	$399,244	$287,440
Foreign	6,344	4,305	1,954
Total income before income taxes	$207,435	$403,549	$289,394

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal, state and local	$5,739	$816	$315
Foreign	25,485	13,184	16,302
Total Current	31,224	14,000	16,617

Deferred:
U.S. federal, state and local	(54)	460	492
Foreign	276	(142)	(1,340)
Total Deferred	222	318	(848)

Total provision for income taxes	$31,446	$14,318	$15,769

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to partnership income not subject to income tax and withholding taxes in foreign jurisdictions that are not based on net income. The effective tax rate based on the actual provision shown in the consolidated statements of operations differs from the U.S. statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. statutory federal income tax of 21%	$43,561	$84,743	$60,773
Partnership income not subject to tax	(48,535)	(83,839)	(60,363)
Tax impact of foreign operations	24,546	12,072	15,905
UK ORIP Tax	1,215	859	971
Provision to return	—	968	(998)
Permanent differences	345	—	—
Nondeductible officers compensation	4,465	—	—
Opening balance remeasurement	4,270	—	—
Valuation allowance	1	(1,756)	580
Unrecognized tax benefits	539	(4)	(1,894)
U.S. state and local taxes	864	1,275	795
Other	175	—	—
Total provision for income taxes	$31,446	$14,318	$15,769

Principal components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Compensation and severance	$14,244	$—
Net operating loss, capital loss and tax credits carried forward	29,615	2,203
Lease liability	34,481	—
Other	3,453	9
Total gross deferred tax assets	81,793	2,212
Less: valuation allowance	(15,689)	(94)
Net deferred tax assets	66,104	2,118

Deferred tax liabilities:
Property, buildings, and equipment	(33,995)	—
Intangible assets	(365,751)	—
Lease asset	(34,522)	—
Investments	(592)	—
Deferred state tax liability	(2,445)	(1,549)
Net deferred tax liabilities	(437,305)	(1,549)

Total net deferred tax (liabilities) assets	$(371,201)	$569

As of December 31, 2023 and 2022, the Company had foreign net operating losses of $12.1 million and $10.9 million, respectively, which expire over various time periods ranging from 5 years to no expiration.

ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of the Company’s deferred tax asset will not be realized upon available positive and negative evidence. After reviewing all available positive and negative evidence as of December 31, 2023 and 2022, the Company recorded a valuation allowance of $15.7 million and $0.1 million, respectively, against foreign tax credits and certain foreign deferred tax assets. The Company recorded an increase in valuation allowance of $15.6 million, a decrease in valuation allowance of $1.7 million and an increase in valuation allowance of $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, which was recorded in the respective year’s provision for income taxes.

The Company had unrecognized tax benefits of $5.5 million, $0.9 million and $1.0 million, respectively, as of December 31, 2023, 2022 and 2021. The aggregate changes to the liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$880	$951	$2,720
Acquisitions	2,549	—	—
Gross increases	2,126	—	—
Gross decreases	(61)	—	(1,872)
Translation adjustments	—	(71)	103
Ending balance	$5,494	$880	$951

The Company recognizes interest and penalties related to uncertain tax benefits in its provisions for income taxes. The Company had accrued interest and penalties of $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, approximately $0.5 million and $1.0 million, respectively, would affect the Company’s effective tax rate upon resolution of the uncertain tax positions.

The Company is regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. The Company believes that its tax return positions comply with applicable tax law and that it has adequately provided for reasonably foreseeable assessments of additional taxes. Additionally, the Company believes that any assessments in excess of the amounts provided for will not have a material adverse impact in the consolidated financial statements.

The Company is subject to taxation in various state and foreign jurisdictions. As of December 31, 2023, the Company is generally subject to review by U.S. federal taxing authorities for the years 2020 through 2022.

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

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). Various jurisdictions have adopted or are in the process of enacting legislation to adopt GloBE rules and other countries are expected to adopt GloBE rules in the future.  While changes in tax laws in the various countries in which the Company operates can negatively impact the Company's results of operations and financial position in future periods, the Company does not expect the impact of adoption of GloBE rules, effective January 1, 2024, will be material to the Company's consolidated financial position. The Company will continue to monitor legislative and regulatory developments in this area.

16. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the distribution of content, (ii) ticket sales at live events and site fees, (iii) sponsorship and advertising sales, and (iv) consumer product licensing.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue:
UFC Segment:
Media rights and content	$870,551	$794,397	$768,370
Live events	167,942	125,271	105,833
Sponsorship	196,296	166,845	132,240
Consumer products licensing	57,412	53,634	25,501
Total UFC Segment revenue	1,292,201	1,140,147	1,031,944
WWE Segment:
Media rights and content	249,496	—	—
Live events	87,705	—	—
Sponsorship	17,957	—	—
Consumer products licensing	27,609	—	—
Total WWE Segment revenue	382,767	—	—
Total revenue	$1,674,968	$1,140,147	$1,031,944

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of December 31, 2023 (in thousands):

2024	$1,902,699
2025	1,655,929
2026	751,351
2027	673,426
2028	595,038
Thereafter	415,419
Total remaining performance obligations	$5,993,862

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the years ended December 31, 2023, 2022 and 2021.

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

The following table presents the Company’s deferred revenue as of December 31, 2023 and 2022 (in thousands):

	As of					As of
	December 31,				Foreign	December 31,
Description	2022	Acquisitions	Additions	Deductions	Exchange	2023
Deferred revenue - current	$71,624	$54,190	$1,064,968	$(1,071,665)	$(125)	$118,992
Deferred revenue - non-current	11,060	—	—	(10,388)	—	672

17. RESTRUCTURING CHARGES

During the year ended December 31, 2023, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC, which resulted in the recording of termination benefits for a workforce reduction of certain employees and independent contractors in the WWE segment and Corporate. As a result, the Company recorded restructuring charges of $41.4 million for the year ended December 31, 2023, inclusive of $19.9 million of equity-based compensation expenses, which are accrued in accrued liabilities and additional paid-in-capital on the consolidated balance sheets, respectively. These restructuring charges are primarily recorded within selling, general and administrative expenses in the consolidated statements of operations.

Changes in the Company’s restructuring liability through December 31, 2023 were as follows (in thousands):

Balance — December 31, 2022	$—
Restructuring charges (excluding share-based compensation expense)	21,459
Payments	(11,734)
Balance — December 31, 2023	$9,725

18. CONTENT PRODUCTION INCENTIVES

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

During the year ended December 31, 2023, the Company recorded content production incentives of $13.1 million related to qualifying content production activities. These incentives are recorded as an offset to production expenses within direct operating costs on the Company’s consolidated statements of operations. The Company did not record any content production incentives during the years ended December 31, 2022 or 2021.

19. SEGMENT INFORMATION

Prior to the acquisition of WWE, the Company operated as a single reportable segment. Subsequent to the acquisition of WWE and effective September 12, 2023, the Company identified two reportable segments: UFC and WWE, to align with how the Company’s chief operating decision maker (the “CODM”), the Chief Executive Officer, manages the businesses, evaluates financial results, and makes key operating decisions. The UFC segment consists entirely of the operations of the Company’s UFC business which was the sole reportable segment prior to the acquisition of WWE, while the WWE segment consists entirely of the operations of the WWE business acquired on September 12, 2023.

The Company also reports the results for the “Corporate” group. The Corporate group reflects operations not allocated to the UFC or WWE segments and primarily consists of general and administrative expenses. These expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support both reportable segments. Corporate expenses also include service fees paid by the Company to Endeavor related to certain corporate activities as well as certain revenue generating activities under the Services Agreement.

All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

The profitability measure employed by the Company’s CODM for allocating resources and assessing operating performance is Adjusted EBITDA. The Company defines Adjusted EBITDA as net income, excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger and acquisition costs, certain legal costs, restructuring, severance and impairment charges, and certain other items when applicable. Adjusted EBITDA includes amortization expenses directly related to supporting the operations of the Company’s segments, including content production asset amortization. The Company believes the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view the Company’s segment performance in the same manner as the Company’s CODM to evaluate segment performance and make decisions about allocating resources. Additionally, the Company believes that Adjusted EBITDA is a primary measure used by media investors, analysts and peers for comparative purposes.

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

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

Revenue

	Year Ended December 31,
	2023	2022	2021
UFC	$1,292,201	$1,140,147	$1,031,944
WWE	382,767	—	—
Total consolidated revenue	$1,674,968	$1,140,147	$1,031,944

Reconciliation of segment profitability

	Year Ended December 31,
	2023	2022	2021
UFC	$755,664	$680,629	$573,669
WWE	162,981	—	—
Corporate	(109,557)	(51,919)	(52,206)
Total Adjusted EBITDA	809,088	628,710	521,463
Reconciling items:
Equity losses of affiliates	266	209	—
Interest expense, net	(239,042)	(139,567)	(102,247)
Depreciation and amortization	(164,616)	(60,032)	(63,250)
Equity-based compensation expense	(57,109)	(23,744)	(63,855)
Merger and acquisition costs	(83,832)	—	—
Certain legal costs	(34,238)	(753)	(1,204)
Restructuring, severance and impairment	(21,459)	—	—
Other adjustments	(1,623)	(1,274)	(1,513)
Income before income taxes and equity losses of affiliates	$207,435	$403,549	$289,394

Geographic information

Revenue by major geographic region is based upon the geographic location of where our revenue is generated. The information below summarizes our revenue by geographic area:

	Year Ended December 31,
	2023	2022	2021
North America	$1,280,727	$893,774	$814,492
Europe/Middle East/Africa	228,103	129,511	123,337
Asia Pacific	134,647	86,936	65,734
Latin America	31,491	29,926	28,381
Total revenue	$1,674,968	$1,140,147	$1,031,944

The Company's property, buildings and equipment were almost entirely located in the United States at December 31, 2023 and 2022.

20. LEASES

As of December 31, 2023, the Company’s lease portfolio consisted of operating and finance leases, in which the Company is the lessee, primarily for real estate property for offices around the world. In addition, the Company has various live event production service arrangements that contain operating and finance equipment leases. The Company’s real estate leases have remaining lease terms of approximately one year to 27 years, some of which include one or more options to renew. These renewal terms can extend the lease term and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by the Company’s lease agreements.

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and finance leases for the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$5,427	$—	$—
Interest on lease liabilities	5,997	—	—
Operating lease costs	4,525	1,158	3,040
Other short-term and variable lease costs	1,480	936	—
Total lease costs	$17,429	$2,094	$3,040

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,945	$—	$—
Operating cash flows from operating leases	$3,382	$1,748	$2,958
Finance cash flows from finance leases	$938	$—	$—
Right-of-use assets obtained in exchange for new finance lease liabilities (1)	$257,359	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$14,630	$7,378	$370

	As of
	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (in years) - finance leases	25.2	N/A
Weighted-average remaining lease term (in years) - operating leases	8.9	10.9
Weighted-average discount rate - finance leases	8.1%	N/A
Weighted-average discount rate - operating leases	6.9%	6.3%

(1)The amounts for the year ended December 31, 2023 are primarily related to the assets acquired from WWE as discussed in Note 4, Acquisition of WWE.

Maturity of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating	Finance
	Leases	Leases
2024	$6,781	$27,554
2025	6,561	24,551
2026	6,332	24,644
2027	5,762	20,600
2028	4,329	19,536
Thereafter	20,401	498,572
Total future minimum lease payment	50,166	615,457
Less: imputed interest	(13,009)	(362,034)
Present value of future minimum lease payments	$37,157	$253,423

21. COMMITMENTS AND CONTINGENCIES

The Company has certain commitments, including various service contracts with vendors as well as service fees paid by the Company to Endeavor under the Services Agreement. The following is a summary of the Company’s annual commitments under these agreements as of December 31, 2023 (in thousands):

2024	$134,779
2025	133,501
2026	95,931
2027	72,499
2028	73,136
Thereafter	125,013
Total	$634,859

The Company’s future commitments related to its debt obligations and its operating and finance leases are separately disclosed in Note 8, Debt, and Note 20, Leases, respectively.

Legal Proceedings

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

UFC Legal Proceedings

Zuffa has five related class-action lawsuits filed against it between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which are substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The lawsuit alleges that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017.  On January 18, 2024, the court denied Zuffa’s motion for summary judgment and requests to exclude the fighter plaintiffs’ experts.  The court has set a trial date of April 15, 2024.  The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs may seek at the April 15, 2024 trial is damages.  On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017 to the present and alleges substantially similar claims to the Le case and seeks injunctive relief.  The defendants in the Johnson case are Zuffa, Endeavor, and TKO OpCo.  Discovery recently opened and will continue at least through mid-2025. The Company believes that the claims alleged lack merit and intends to defend itself vigorously against them.

WWE Legal Proceedings

On January 11, 2022, a complaint was filed against WWE by MLW Media LLC (“MLW”), captioned MLW Media LLC v. World Wrestling Entertainment, Inc., No. 5:22-cv-00179-EJD (N.D. Cal.), alleging that WWE interfered with MLW’s contractual relationship with certain media platforms and engaged in other anticompetitive and unfair business practices in violation of the Sherman Antitrust Act and California law. On December 22, 2023, the parties notified the court that they had entered into a settlement agreement in the amount of $20.0 million and stipulated that the case should be voluntarily dismissed with prejudice. In light of the settlement, the case was dismissed with prejudice on December 26, 2023.

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the “Special Committee”) was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon (the “Special Committee Investigation”). Mr. McMahon initially resigned from all positions held with WWE on July 22, 2022 but remained a stockholder with a controlling interest and served as Executive Chairman of WWE’s board of directors from January 9, 2023 through September 12, 2023, at which time Mr. McMahon became Executive Chair of the Board of Directors of the Company. Although the

Special Committee investigation is complete and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of TKO’s Company’s Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters. On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. No charges have been brought in these investigations. WWE has received voluntary and compulsory legal demands for documents, including from federal law enforcement and regulatory agencies, concerning the investigation and related subject matters.

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and asserting claims under the Trafficking Victims Protection Act.

On November 17, 2023, a purported former stockholder of WWE, Laborers’ District Council and Contractors’ Pension Fund of Ohio, filed a verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware, captioned Laborers District Council and Contractors’ Pension Fund of Ohio v. McMahon, C.A. No. 2023-1166-JTL (“Laborers Action”).  On November 20, 2023, another purported WWE stockholder, Dennis Palkon, filed a verified class action complaint on behalf of himself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware, captioned Palkon v. McMahon, C.A. No. 2023-1175-JTL (“Palkon Action”). The Laborers and Palkon Actions allege breach of fiduciary duty claims against former WWE directors Vincent K. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III, arising out of the Transactions. These cases are pending consolidation and are in the early stages.

On January 4, 2024, the City of Pontiac Reestablished General Employee’s Retirement System, a purported stockholder of WWE, filed an action in the Court of Chancery of the State of Delaware seeking certain books and records related to the Transactions under Section 220 of the Delaware General Corporations Code (the “Pontiac Action”).  On February 12, 2024, the Court entered an order vacating the case schedule and staying the Pontiac Action.

22. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), who collectively own approximately 52.1% of the voting interest in TKO as described in Note 1, Description of Business, provide various services to the Company and, upon consummation of the Transactions, such services are provided pursuant to the Services Agreement. Revenue and expenses associated with such services are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Event and other licensing revenues earned from the Group	$16,501	$10,743	$7,099
Expenses incurred with the Group included in direct operating costs (1)	21,780	17,489	13,426
Expenses incurred with the Group included in selling, general and administrative expenses (2)	24,981	25,370	25,350
Net expense resulting from Group transactions included within net income (loss)	$(30,260)	$(32,116)	$(31,677)

(1)These expenses primarily consist of production and consulting services as well as commissions paid to the Group.

(2)These expenses primarily consist of service fees paid to the Group. The Company believes that these service fees are a reasonable allocation of costs related to representation, executive leadership, back-office and corporate functions and other services provided by the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of December 31,
	Classification	2023	2022
Amounts due from the Group	Other current assets	$11,599	$23,838
Amounts due to the Group	Other current liabilities	(5,473)	(7,631)

The Company also reimburses the Group for third party costs they incur on the Company’s behalf. The Company reimbursed $9.3 million, $5.4 million and $4.7 million of such costs during the years ended December 31, 2023, 2022 and 2021, respectively.

Vincent McMahon

Vincent K. McMahon, who served as Executive Chair of the Company’s Board of Directors until January 26, 2024, controls a significant portion of the voting power of the issued and outstanding shares of the Company’s common stock.

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

In connection with the acquisition of WWE, the Company assumed $3.5 million of liabilities related to future payments owed by Mr. McMahon to certain counterparties, of which $2.0 million was paid directly by Mr. McMahon during the period of September 12, 2023 through December 31, 2023. During the period of September 12, 2023 through December 31, 2023, the Company recorded $3.5 million of expenses associated with payments made directly by Mr. McMahon to certain counterparties. These costs are included within selling, general and administrative expenses in our consolidated statements of operations. Additionally, during the period of September 12, 2023 through December 31, 2023, the Company recorded $3.5 million of costs associated with payments made directly by Mr. McMahon related to WWE’s global headquarters lease. These costs are included within finance lease right-of-use assets, net in our consolidated balance sheets. These payments are considered non-cash capital contributions and are included as a component of principal stockholder contributions in our consolidated statements of stockholders’/members’ equity. As of December 31, 2023, total liabilities of $1.5 million are included within accrued expenses in our consolidated balance sheets related to future payments owed by Mr. McMahon to certain counterparties.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse the Company for additional costs incurred in connection with and/or arising from the same matters. During the year ended December 31, 2023, Mr. McMahon reimbursed the Company $5.8 million associated with these costs. This reimbursement is considered a capital contribution and is included as a component of principal stockholder contributions in our consolidated statements of stockholders’/members’ equity.