Form 10-Q
period 2024-03-31
TKO Group Holdings, Inc.
filed 2024-05-08
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of April 30, 2024, there were 80,690,075 shares of the Registrant’s Class A common stock outstanding and 89,616,891 shares of the Registrant’s Class B common stock outstanding.

 TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

•the possibility we may be adversely affected by other economic, business and/or competitive factors; and

•other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”), and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

•“NYSE” refers to the New York Stock Exchange.

•“Services Agreement” means the services agreement dated as of September 12, 2023, by and between Endeavor and TKO OpCo.

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

•“UFC” refers to the Ultimate Fighting Championship.

•“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).

•“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$245,812	$235,839
Accounts receivable (net of allowance for doubtful accounts of $1,191 and $1,093, respectively)	171,555	135,436
Other current assets	164,393	121,155
Total current assets	581,760	492,430
Property, buildings and equipment, net	611,756	608,416
Intangible assets, net	3,483,021	3,563,663
Finance lease right-of-use assets, net	259,890	255,709
Operating lease right-of-use assets, net	36,376	35,508
Goodwill	7,666,148	7,666,485
Investments	15,993	16,392
Other assets	67,322	52,136
Total assets	$12,722,266	$12,690,739
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$22,587	$42,040
Accrued liabilities	405,672	267,363
Current portion of long-term debt	22,321	22,367
Current portion of finance lease liabilities	10,953	8,135
Current portion of operating lease liabilities	4,900	4,246
Deferred revenue	111,782	118,992
Other current liabilities	12,276	8,997
Total current liabilities	590,491	472,140
Long-term debt	2,708,361	2,713,948
Long-term finance lease liabilities	249,168	245,288
Long-term operating lease liabilities	33,046	32,911
Deferred tax liabilities	372,953	372,860
Other long-term liabilities	137,865	3,046
Total liabilities	4,091,884	3,840,193
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	12,354	11,594
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 82,420,074 and 82,292,902 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 89,616,891 and 89,616,891 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	4,275,901	4,244,537
Accumulated other comprehensive loss	(2,059)	(332)
Accumulated deficit	(239,067)	(135,227)
Total TKO Group Holdings, Inc. stockholders’ equity	4,034,777	4,108,980
Nonredeemable non-controlling interests	4,583,251	4,729,972
Total stockholders' equity	8,618,028	8,838,952
Total liabilities, redeemable non-controlling interests and stockholders' equity	$12,722,266	$12,690,739

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$629,711	$306,730
Operating expenses:
Direct operating costs	201,015	89,152
Selling, general and administrative expenses	531,880	56,346
Depreciation and amortization	107,161	15,152
Total operating expenses	840,056	160,650
Operating (loss) income	(210,345)	146,080
Other expenses:
Interest expense, net	(64,466)	(53,908)
Other expense, net	(271)	(329)
(Loss) income before income taxes and equity losses of affiliates	(275,082)	91,843
(Benefit from) provision for income taxes	(25,522)	3,630
(Loss) income before equity losses of affiliates	(249,560)	88,213
Equity (earnings) losses of affiliates, net of tax	(50)	263
Net (loss) income	(249,510)	87,950
Less: Net (loss) income attributable to non-controlling interests	(145,670)	348
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	—	87,602
Net loss attributable to TKO Group Holdings, Inc.	$(103,840)	$—
Basic and diluted net loss per share of Class A common stock (1)	$(1.26)	N/A
Weighted average number of common shares used in computing basic and diluted net loss per share	82,351,654	N/A

(1)Basic and diluted net loss per share of Class A common stock is applicable only for the period from January 1, 2024 through March 31, 2024, which is the period following the Transactions (as defined in Note 1 to the unaudited consolidated financial statements). See Note 13, Earnings Per Share, for the calculation of the number of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(249,510)	$87,950
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,188)	(31)
Cash flow hedges:
Change in net unrealized gains	537	453
Amortization of cash flow hedge fair value to net income	(76)	(76)
Total comprehensive (loss) income, net of tax	(251,237)	88,296
Less: Comprehensive (loss) income attributable to non-controlling interests	(145,670)	348
Less: Comprehensive income attributable to TKO Operating Company, LLC prior to the Transactions	—	87,948
Comprehensive loss attributable to TKO Group Holdings, Inc.	$(105,567)	$—

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'/	Controlling	Stockholders'/
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2023	82,293	$1	89,617	$1	$4,244,537	$(332)	$(135,227)	$4,108,980	$4,729,972	$8,838,952
Comprehensive loss	—	—	—	—	—	(1,727)	(103,840)	(105,567)	(146,430)	(251,997)
Distributions to members	—	—	—	—	(302)	—	—	(302)	(342)	(644)
Contributions from members	—	—	—	—	—	—	—	—	2,790	2,790
Stock issuances and other, net	127	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	27,435	—	—	27,435	—	27,435
Principal stockholder contributions	—	—	—	—	1,492	—	—	1,492	—	1,492
Equity reallocation between controlling and non-controlling interests	—	—	—	—	2,739	—	—	2,739	(2,739)	—
Balance, March 31, 2024	82,420	$1	89,617	$1	$4,275,901	$(2,059)	$(239,067)	$4,034,777	$4,583,251	$8,618,028

	Three Months Ended March 31, 2023
		Accumulated
		Other
	Members'	Comprehensive
	Capital	Income	Total
Balance, December 31, 2022	$568,070	$846	$568,916
Comprehensive income	87,602	346	87,948
Distributions to members	(101,425)	—	(101,425)
Contributions from members	5,795	—	5,795
Balance, March 31, 2023	$560,042	$1,192	$561,234

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(249,510)	$87,950
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	107,161	15,152
Amortization and impairments of content costs	7,728	3,914
Amortization and write-off of original issue discount and deferred financing costs	2,689	2,588
Equity-based compensation	30,225	5,795
Income taxes	(29,771)	860
Equity (earnings) losses of affiliates	(50)	263
Net provision for allowance for doubtful accounts	398	107
Other, net	9	(128)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(36,482)	(7,719)
Other current assets	(12,527)	(13,866)
Other noncurrent assets	(17,988)	(3,143)
Accounts payable and accrued liabilities	129,206	(24,724)
Deferred revenue	(7,672)	(3,945)
Other liabilities	135,921	6,595
Net cash provided by operating activities	59,337	69,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(31,483)	(4,581)
Investments in affiliates, net	(4,809)	—
Proceeds from sales of property, buildings and equipment	45	—
Net cash used in investing activities	(36,247)	(4,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(9,972)	(8,150)
Distributions to members	(644)	(101,425)
Net cash used in financing activities	(10,616)	(109,575)

Effects of exchange rate movements on cash	(2,501)	(31)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,973	(44,488)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	235,839	180,574
CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,812	$136,086
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$64,230	$50,495
Cash payments for income taxes	$6,467	$2,878
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accrued expenses and accounts payable	$24,441	$590
Contributions from members for equity-based compensation	$2,790	$5,795
Principal stockholder contributions	$1,492	$—

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

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment brands. The Company monetizes its brands through four principal activities: Media rights and content, Live events, Sponsorship and Consumer products licensing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company operates and controls all of the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of March 31, 2024, the Company owned 47.9% of TKO OpCo.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU requires that a joint venture apply a new basis of accounting upon formation. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with an option to apply the amendments retrospectively. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This ASU amends the Accounting Standards Codification (“ASC”) to remove references to various FASB Concepts Statements to simplify the ASC and draw a distinction between authoritative and nonauthoritative literature. The amendments in this update apply to all reporting entities within the scope of the affected accounting guidance, and are effective for public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

The weighted average life of finite-lived intangible assets acquired was 20.3 years, which consisted of trademarks and trade names with a weighted average life of 25.0 years, customer relationships with a weighted average life of 11.3 years and other intangible assets with a weighted average life of 3.6 years.

In connection with the Transactions, the Company incurred transaction costs of $0.5 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

Consideration Transferred

The fair value of the consideration transferred in the reverse acquisition was $8,432.1 million, which consisted of 83,161,123 shares of TKO Class A common stock valued at $8,061.8 million, Replacement Awards (as defined below) valued at $49.3 million and $321.0 million of deferred consideration which was paid on September 29, 2023 to former WWE shareholders in the form of a special dividend.

Pursuant to the Transactions, awards of WWE RSUs and PSUs outstanding immediately prior to the completion of the Transactions were converted into awards of TKO RSUs or PSUs, as applicable, on the same terms and conditions as were applicable immediately prior to the Closing Date (the “Replacement Awards”). The portion of the fair-value-based measure of the Replacement Awards that is attributable to pre-combination vesting is purchase consideration and is valued at approximately $49.3 million.

Preliminary Allocation of Purchase Price

The purchase price is allocated to the underlying WWE assets acquired and liabilities assumed based on their estimated fair values on the Closing Date, with any excess purchase price recorded as goodwill. Goodwill is primarily attributable to the synergies that are expected to arise as a result of the Transactions and other intangible assets that do not qualify for separate recognition. The purchase price allocation reflects preliminary fair value estimates, including measurement period adjustments, based on management analysis, including preliminary work performed by third-party valuation specialists. The estimated fair value of assets acquired and liabilities assumed are preliminary and subject to change as purchase price allocations are finalized, which is expected within one year of the Closing Date. The effects of measurement period adjustments made during the three months ended March 31, 2024 were not material to the Company’s consolidated financial statements.

The fair value of the nonredeemable non-controlling interest of $4,521.8 million was calculated as EGH’s 51.9% ownership interest in TKO OpCo’s net assets. TKO OpCo’s net assets differ from TKO combined net assets primarily due to the net deferred tax liabilities for which the non-controlling interest does not have economic rights.

5. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the distribution of content, (ii) ticket sales at live events and site fees, (iii) sponsorship and advertising sales, and (iv) consumer product licensing.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
UFC Segment:
Media rights and content	$214,462	$224,062
Live events	35,277	31,390
Sponsorship	48,603	38,057
Consumer products licensing	14,648	13,221
Total UFC Segment revenue	312,990	306,730
WWE Segment:
Media rights and content	221,107	—
Live events	50,192	—
Sponsorship	13,815	—
Consumer products licensing	31,607	—
Total WWE Segment revenue	316,721	—
Total revenue	$629,711	$306,730

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year for their initial term prior to opt-out provisions with unsatisfied or partially satisfied performance obligations as of March 31, 2024 (in thousands):

Remainder of 2024	$1,541,246
2025	2,141,149
2026	1,222,433
2027	1,156,324
2028	1,108,766
Thereafter	961,283
Total remaining performance obligations	$8,131,201

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents the Company’s deferred revenue as of March 31, 2024 and December 31, 2023 (in thousands):

	As of				As of
	December 31,			Foreign	March 31,
Description	2023	Additions	Deductions	Exchange	2024
Deferred revenue - current	$118,992	$356,498	$(363,728)	$20	$111,782
Deferred revenue - non-current	672	—	(168)	—	504

6. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

Property, buildings and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Buildings and improvements	$402,613	$394,481
Office, computer and other equipment	132,290	126,082
Land and land improvements	80,919	80,919
Furniture and fixtures	75,572	74,862
Construction in progress	28,805	20,389
	720,199	696,733
Less: accumulated depreciation	(108,443)	(88,317)
Total Property, buildings and equipment, net	$611,756	$608,416

Depreciation expense for property, buildings and equipment totaled $20.3 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively.

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	As of	Charged to			As of
	December 31,	Costs and		Foreign	March 31,
	2023	Expenses	Deductions	Exchange	2024
Three Months Ended March 31, 2024	$1,093	$150	$(52)	$—	$1,191

Film and Television Content Costs

The following table presents the Company’s unamortized content costs, which are included as a component of other assets in the consolidated balance sheets (in thousands):

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
Licensed and acquired program rights	$—	$—	$22,425	$21,413
Produced programming:
In release	2,014	1,410	1,914	2,049
Completed but not released	2	2,045	—	—
In production	639	1,350	754	819
Total film and television costs	$2,655	$4,805	$25,093	$24,281

As of March 31, 2024, substantially all of the “completed but not released” content costs that are monetized individually are estimated to be amortized over the next 12 months and approximately 77% of the “in release” content costs monetized individually are estimated to be amortized over the next three years.

As of March 31, 2024, substantially all of the “licensed and acquired program rights” and “in release” content costs monetized as a film group are estimated to be amortized over the next three years.

Amortization and impairment of content costs, which are included as a component of direct operating costs in the consolidated statement of operations, consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Content production amortization expense - assets monetized individually	$3,224	$—
Content production amortization expense - assets monetized as a film group	4,504	3,914
Content production impairment charges (1)	—	—
Total amortization and impairment of content costs	$7,728	$3,914

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

Other current assets

The following is a summary of other current assets (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Prepaid taxes	$89,488	$57,885
Prepaid event and production-related costs	24,240	15,382
Amounts due from the Group (Note 18)	16,017	11,599
Assets held for sale	7,500	7,500
Prepaid insurance	5,244	8,145
Other	21,904	20,644
Total	$164,393	$121,155

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Legal settlements (Note 16)	$200,000	$—
Event and production-related costs	51,888	51,015
Interest	41,221	41,634
Payroll-related costs	36,477	100,982
Legal and professional fees	28,724	18,730
Accrued capital expenditures	24,060	29,550
Other	23,302	25,452
Total	$405,672	$267,363

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of Goodwill are as follows (in thousands):

	UFC (1)	WWE (2)	Total
Balance — December 31, 2023	$2,602,639	$5,063,846	$7,666,485
Foreign exchange and other	—	(337)	(337)
Balance — March 31, 2024	$2,602,639	$5,063,509	$7,666,148

(1)Reflects goodwill resulting from the Company’s election to apply pushdown accounting to reflect EGH’s new basis of accounting in the UFC’s assets and liabilities, including goodwill, which occurred during 2016.

(2)Based on preliminary fair values acquired through the business acquisition of WWE. See Note 4, Acquisition of WWE, for further information.

There were no dispositions or impairments to goodwill during the three months ended March 31, 2024 and 2023.

Intangible Assets, net

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2024 (in thousands):

	Weighted Average
	Estimated Useful Life		Accumulated
	(in years)	Gross Amount	Amortization	Carrying Value
Trademarks and trade names	22.8	$2,891,826	$(346,342)	$2,545,484
Customer relationships	5.4	1,255,010	(429,059)	825,951
Other (1)	3.4	145,588	(34,002)	111,586
Total intangible assets		$4,292,424	$(809,403)	$3,483,021

(1)Other intangible assets as of March 31, 2024 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 4, Acquisition of WWE, for further information.

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

Amortization of intangible assets was $81.6 million and $11.7 million during the three months ended March 31, 2024 and 2023, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations.

8. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Equity method investments	$3,461	$3,775
Nonmarketable equity investments without readily determinable fair values	12,532	12,617
Total investment securities	$15,993	$16,392

Equity Method Investments

The Company has an approximately 7% ownership stake in Monkey Spirit, LLC, which owns the IP license to distribute Howler Head branded products and beverages (together, “Howler Head”). The Company recognized equity losses of $0.3 million for each of the three months ended March 31, 2024 and 2023, and the investment balance was $3.0 million and $3.3 million as of March 31, 2024 and December 31, 2023, respectively.

The Company recognized equity earnings of $0.3 million and equity losses of $0.1 million for the three months ended March 31, 2024 and 2023, respectively, from other equity method investments, which had a balance of $0.5 million as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, the Company received distributions of $0.3 million from these equity method investments.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of March 31, 2024 and December 31, 2023, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on these investments during the three months ended March 31, 2024 and 2023. In addition, there were no observable price change events that were completed during the three months ended March 31, 2024 and 2023.

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

9. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	March 31,	December 31,
	2024	2023
First Lien Term Loan (due April 2026)	$2,721,016	$2,728,766
Secured Commercial Loans	31,467	31,867
Total principal	2,752,483	2,760,633
Unamortized discount	(7,498)	(8,367)
Unamortized debt issuance cost	(14,303)	(15,951)
Total debt	2,730,682	2,736,315
Less: Current portion of long-term debt	(22,321)	(22,367)
Total long-term debt	$2,708,361	$2,713,948

First Lien Term Loan (due April 2026)

As of March 31, 2024 and December 31, 2023, the Company had $2.7 billion and $2.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility,” and, together with the First Lien Term Loan, the “Credit Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof.

Payments under the First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date of April 29, 2026. In June 2023, the Company amended the terms of the First

Lien Term Loan to replace the adjusted LIBOR reference rate with Term Secured Overnight Financing Rate (“SOFR”) and provide for a credit spread adjustment (as defined in the Credit Agreement). The First Lien Term Loan accrues interest at an annual interest rate of adjusted SOFR plus 2.75-3.00%, which totaled 8.34% as of March 31, 2024.

The Credit Facilities contain a financial covenant that requires the Company to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA as defined in the Credit Agreement of no more than 6.5-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings under the Revolving Credit Facility plus outstanding letters of credit exceeding $10.0 million that are not cash collateralized exceeds thirty-five percent of the capacity of the Revolving Credit Facility as measured on a quarterly basis, as defined in the Credit Agreement. This covenant did not apply as of March 31, 2024 and December 31, 2023, as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had no outstanding letters of credit as of March 31, 2024 and December 31, 2023, respectively.

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

The estimated fair values of the Company’s First Lien Term Loan are based on quoted market values for the debt. As of March 31, 2024 and December 31, 2023, the face amount of the Company’s First Lien Term Loan approximates its fair value.

Secured Commercial Loans

As of March 31, 2024 and December 31, 2023, the Company had $31.5 million and $31.9 million, respectively, of secured loans outstanding, which were entered into in October 2018 in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except one of the Loan Agreements is secured by a deed of trust for the UFC’s headquarters building located at 6650 S. Torrey Pines Drive, Las Vegas, Nevada and underlying land and the other Loan Agreement is secured by a deed of trust for a building located at 6650 El Camino Road, Las Vegas, Nevada and its adjacent land. In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Secured Commercial Loans contain a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis. As of March 31, 2024 and December 31, 2023, the Company was in compliance with its financial debt covenant under the Secured Commercial Loans.

10. FINANCIAL INSTRUMENTS

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

In May 2023, the Company amended its Secured Commercial Loans and associated interest rate swap to replace the LIBOR reference rate with Term SOFR. The swap requires the Company to pay a fixed rate of 4.99% and receive the total of SOFR + 1.70%, which totaled 7.02% as of March 31, 2024.

Prior to the May 2023 amendment the fair value of the swap was based on commonly quoted monthly LIBOR rates. Subsequent to this amendment, the fair value of the swap is based on commonly quoted monthly Term SOFR rates. Both the LIBOR and Term SOFR reference rates are considered observable inputs representing a Level 2 measurement within the fair value hierarchy. The fair value of the swap was $0.9 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively, and was included in other assets in the consolidated balance sheets. The total change in fair value of the swap’s asset position included in accumulated other comprehensive income was an increase of $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The Company reclassified less than $0.1 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively, representing the amortization of the cash flow hedge fair value to net income.

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

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and six months after the consummation of the investment. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of March 31, 2024 and December 31, 2023, the estimated redemption value was $11.2 million.

The changes in carrying value of the redeemable non-controlling interest for the three months ended March 31, 2024 were as follows (in thousands):

Balance — December 31, 2023	$11,594
Net income attributable to non-controlling interest holders	760
Balance — March 31, 2024	$12,354

12. EQUITY-BASED COMPENSATION

Equity-based compensation expense, which is included within direct operating costs and selling, general and administrative expenses on the Company’s consolidated statements of operations, consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
EGH 2021 Plan	$2,790	$5,795
Replacement Awards under WWE 2016 Plan	8,622	—
TKO 2023 Plan	18,813	—
Equity-based compensation expense	$30,225	$5,795

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

The following table summarizes the RSU award activity under the EGH 2021 Plan for the three months ended March 31, 2024:

	Time Vested RSUs		Market / Market and Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	605,610	$25.74	5,115	$24.65
Granted	—	$—	—	$—
Released	(92,121)	$22.33	—	$—
Forfeited	(893)	$21.73	—	$—
Outstanding at March 31, 2024	512,596	$26.36	5,115	$24.65

The following table summarizes the stock option award activity under the EGH 2021 Plan for the three months ended March 31, 2024:

	Stock Options
	Units	Weighted-Average Exercise Price
Outstanding at January 1, 2024	286,836	$26.04
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at March 31, 2024	286,836	$26.04
Vested and exercisable at March 31, 2024	191,224	$26.04

Replacement Awards

The following table summarizes the RSU award activity under the WWE 2016 Plan for the three months ended March 31, 2024:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	701,090	$100.65
Vested	(24,167)	$100.65
Forfeited	(95,182)	$100.65
Outstanding at March 31, 2024	581,741	$100.65

The following table summarizes the PSU award activity under the WWE 2016 Plan for the three months ended March 31, 2024:

	Time Vested PSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	327,403	$93.84
Vested	(6,447)	$100.65
Forfeited	(3,580)	$100.65
Outstanding at March 31, 2024	317,376	$95.40

TKO 2023 Plan

The terms of each award, including vesting and forfeiture, are determined by the administrator of the TKO 2023 Plan. Key grant terms include time-based vesting over a six-month to four-year period.

During the first quarter of 2024, WWE entered into an Independent Services Contractor and Merchandising Agreement (the “DJ Services Agreement”) with Dwayne Johnson, a member of the Company’s board of directors, pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. See Note 18, Related Party Transactions, for further discussion. As consideration for Mr. Johnson’s services provided under the DJ Services Agreement, the Company granted Mr. Johnson RSUs for an aggregate value of $30.0 million. Subject to certain forfeiture and acceleration events, the RSUs granted to Mr. Johnson vest as follows:

25% on the date granted, 25% upon completion of certain services, 25% on December 31, 2024, and the remaining 25% in equal monthly installments from January 31, 2025 through December 31, 2025. The Company will record the expense associated with these awards based on the timing of services provided by Mr. Johnson through January 2028. During the three months ended March 31, 2024, the Company recorded equity-based compensation expenses of approximately $9.0 million associated with these RSUs, which are included within direct operating costs in the Company’s consolidated statement of operations. The units associated with these awards are included in the table below.

The following table summarizes the RSU award activity under the TKO 2023 Plan for the three months ended March 31, 2024:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	935,536	$91.23
Granted	991,718	$80.03
Vested	(96,558)	$77.41
Forfeited	(819)	$86.13
Outstanding at March 31, 2024	1,829,877	$85.89

13. EARNINGS PER SHARE

Earnings per share is calculated utilizing net loss available to common stockholders of the Company during the three months ended March 31, 2024, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted EPS is calculated by dividing the net loss available to common stockholders by the diluted weighted average shares outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (refer to Note 12, Equity-based Compensation) were anti-dilutive during the period.

The following table presents the computation of net loss per share and weighted average number of shares of the Company’s common stock outstanding for the period presented (dollars in thousands, except per share data):

Three Months Ended
March 31, 2024
Basic and diluted net loss per share
Numerator
Net loss attributable to TKO Group Holdings, Inc.	$(103,840)

Denominator
Weighted average Class A Common Shares outstanding - Basic and diluted	82,351,654

Basic and diluted net loss per share	$(1.26)

Securities that are anti-dilutive this period
Unvested RSUs	2,411,618
Unvested PSUs	317,376
TKO Class B Common Shares	89,616,891

14. INCOME TAXES

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

As discussed in Note 4, Acquisition of WWE, the Transactions are accounted for as a reverse acquisition of WWE using the acquisition method of accounting in accordance with ASC 805. As a result, TKO recorded a fair value step-up on the acquired WWE net assets in the amount of $3.3 billion and deferred tax liabilities in the amount of $379.8 million, all of which was recorded through goodwill as of the Closing Date.

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. During the three months ended March 31, 2024, the Company treated the legal settlement related to UFC antitrust lawsuits of $335.0 million, as described in Note 16, Commitments and Contingencies, discretely. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three months ended March 31, 2024 and 2023, adjusted for discrete items as noted.

The (benefit from) provision for income taxes for the three months ended March 31, 2024 and 2023 was a benefit of $25.5 million and provision of $3.6 million, respectively, based on pretax loss of $275.1 million and pretax income of $91.8 million, respectively. The effective tax rate was 9.3% and 3.9% for the three months ended March 31, 2024 and 2023, respectively. The tax benefit for the three months ended March 31, 2024 differs from tax expense in the same period in 2023 primarily due to the legal settlement related to UFC antitrust lawsuits of $335.0 million that resulted in a $39.6 million discrete tax benefit recognized in the period ended March 31, 2024. Any tax balances reflected on the Company’s consolidated balance sheets as of March 31, 2024 will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2024.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, non-controlling interest, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of March 31, 2024 and December 31, 2023, the Company had unrecognized tax benefits of $5.4 million and $5.5 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

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

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company was not subject to CAMT. The Company will continue to assess the potential tax effects of the CAMT on the Company’s consolidated financial statements.

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). Various jurisdictions have adopted or are in the process of enacting legislation to adopt GloBE rules and other countries are expected to adopt GloBE rules in the future. While changes in tax laws in the various countries in which the Company operates can negatively impact the Company’s results of operations and financial position in future periods, the Company’s impact related to the adoption of the GLoBE rules, effective January 1, 2024, was not material to the Company’s consolidated financial position.

15. RESTRUCTURING CHARGES

Beginning in the third quarter of 2023, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC, which resulted in the recording of termination benefits for a workforce reduction of certain employees and contract termination costs for independent contractors in the WWE segment and Corporate. As a result, the Company recorded restructuring charges of $11.6 million for the three months ended March 31, 2024, inclusive of $2.4 million of equity-based compensation expenses, which are accrued in accrued liabilities and additional paid-in-capital on the consolidated balance sheets, respectively. These restructuring charges are recorded within direct operating costs and selling, general and administrative expenses in the consolidated statements of operations.

Changes in the Company’s restructuring liability through March 31, 2024 were as follows (in thousands):

Balance — December 31, 2023	$9,725
Restructuring charges (excluding equity-based compensation expense)	9,235
Payments	(10,693)
Balance — March 31, 2024	$8,267

16. COMMITMENTS AND CONTINGENCIES

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

UFC Legal Proceedings

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017 to the present and alleged substantially similar claims to the Le case and sought injunctive relief. On March 13, 2024, TKO OpCo, and certain of its affiliates, including Endeavor, reached an agreement to settle all claims asserted in both class action lawsuits (Le and Johnson) for an aggregate amount of $335.0 million payable by the Company and its subsidiaries in installments over an agreed-upon period of time with $200.0 million expected to be due within the next twelve months from March 31, 2024 and $135.0 million expected to be due in April 2025. During the three months ended March 31, 2024, the Company recorded a charge of $335.0 million, which is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The terms have been memorialized in a long form agreement and will be submitted to the court for approval. The Company anticipates that the settlement amount will be deductible for tax purposes.

WWE Legal Proceedings

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

On November 17, 2023, a purported former stockholder of WWE, Laborers’ District Council and Contractors’ Pension Fund of Ohio (“Laborers”), filed a verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware (“Delaware Court”), captioned Laborers District Council and Contractors’ Pension Fund of Ohio v. McMahon, C.A. No. 2023-1166-JTL (“Laborers Action”).  On November 20, 2023, another purported former WWE stockholder, Dennis Palkon, filed a verified class action complaint on behalf of himself and similarly situated former WWE stockholders in the Delaware Court, captioned Palkon v. McMahon, C.A. No. 2023-1175-JTL (“Palkon Action”). The Laborers and Palkon Actions allege breach of fiduciary duty claims against former WWE directors Vincent K. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III (collectively, the “Individual Defendants”), arising out of the Transactions. On April 24, 2024, the City of Pontiac Reestablished General Employees’ Retirement System (“Pontiac”), a purported former stockholder of WWE, filed another verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Delaware Court captioned City of Pontiac Reestablished General Employees’ Retirement System v. McMahon, C.A. No. 2024-0432 (“Pontiac Action”). The Pontiac Action similarly alleges breach of fiduciary duty claims against the Individual Defendants, and adds claims against WWE and TKO for denying stockholders their appraisal rights under DGCL § 262, as well as claims against EGH for aiding and abetting the alleged breaches of fiduciary duties and for civil conspiracy to violate DGCL § 262. On May 2, 2024, the Court entered an order consolidating the Laborers, Palkon and Pontiac actions under the caption In re World Wrestling Entertainment, Inc. Merger Litigation, C.A. No. 2023-1166-JTL (“Consolidated Action”). The Consolidated Action is in the early stages, and the parties agreed that TKO, WWE and EGH will not be required to respond to the complaints until a lead plaintiff is appointed and the lead plaintiff designates an operative pleading.

On January 4, 2024, Pontiac filed an action in the Delaware Court seeking certain books and records related to the Transactions under Section 220 of the DGCL (the “Pontiac 220 Action”). On February 12, 2024, the court entered an order vacating the case schedule and staying the Pontiac 220 Action. On April 2, 2024, Pontiac voluntarily dismissed its complaint.

17. SEGMENT INFORMATION

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

The Company also reports the results for the “Corporate” group. The Corporate group reflects operations not allocated to the UFC or WWE segments and primarily consists of general and administrative expenses. These expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support both reportable segments. Corporate expenses also include service fees paid by the Company to Endeavor related to certain corporate activities as well as certain revenue generating activities under the services agreement dated as of September 12, 2023, by and between EGH and TKO OpCo (the “Services Agreement”).

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

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

Revenue

	Three Months Ended March 31,
	2024	2023
UFC	$312,990	$306,730
WWE	316,721	—
Total consolidated revenue	$629,711	$306,730

Reconciliation of segment profitability

	Three Months Ended March 31,
	2024	2023
UFC	$195,083	$186,257
WWE	140,213	—
Corporate	(53,136)	(13,649)
Total Adjusted EBITDA	282,160	172,608
Reconciling items:
Equity (earnings) losses of affiliates	(50)	263
Interest expense, net	(64,466)	(53,908)
Depreciation and amortization	(107,161)	(15,152)
Equity-based compensation expense	(30,225)	(5,795)
Merger and acquisition costs	(520)	(5,415)
Certain legal costs (1)	(345,199)	(442)
Restructuring, severance and impairment	(9,235)	—
Other adjustments	(386)	(316)
(Loss) income before income taxes and equity losses of affiliates	$(275,082)	$91,843

(1)During the three months ended March 31, 2024, certain legal costs included a legal settlement related to UFC antitrust lawsuits of $335.0 million. Of this amount, $200.0 million is included as a component of accrued liabilities (see Note 6, Supplementary Data) and $135.0 million is included as a component of other long-term liabilities in our consolidated balance sheets as of March 31, 2024.

18. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), which collectively own approximately 52.1% of the voting interest in TKO as described in Note 1, Description of Business, provide various services to the Company and, upon consummation of the Transactions, such services are provided pursuant to the Services Agreement. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Event and other licensing revenues earned from the Group	$5,902	$3,420
Expenses incurred with the Group included in direct operating costs (1)	4,849	4,416
Expenses incurred with the Group included in selling, general and administrative expenses (2)	7,451	6,352
Net expense resulting from Group transactions included within net income (loss)	$(6,398)	$(7,348)

(1)These expenses primarily consist of production and consulting services as well as commissions paid to the Group.

(2)These expenses primarily consist of service fees paid to the Group. The Company believes that these service fees are a reasonable allocation of costs related to representation, executive leadership, back-office and corporate functions and other services provided by the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		March 31,	December 31,
	Classification	2024	2023
Amounts due from the Group	Other current assets	$16,017	$11,599
Amounts due to the Group	Other current liabilities	(9,219)	(5,473)

The Company also reimburses the Group for third party costs they incur on the Company’s behalf. The Company reimbursed $3.3 million of such costs during the three months ended March 31, 2024. There were no costs reimbursed during the three months ended March 31, 2023.

Vincent McMahon

Vincent K. McMahon, who served as Executive Chair of the Company’s Board of Directors until January 26, 2024, previously controlled a significant portion of the voting power of the issued and outstanding shares of the Company’s common stock.

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

As of December 31, 2023, total liabilities of $1.5 million are included within accrued expenses in our consolidated balance sheets related to future payments owed by Mr. McMahon to certain counterparties. During the three months ended March 31, 2024, Mr. McMahon made payments of $1.5 million associated with these liabilities to certain counterparties directly. Since these liabilities existed when Mr. McMahon controlled a significant portion of the voting power of the Company’s common stock, these payments are considered non-cash capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders’ equity.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse the Company for additional costs incurred in connection with and/or arising from the same matters.

Dwayne Johnson

Dwayne Johnson (also known by his stage name “The Rock”) is an actor, film producer, entrepreneur and professional wrestler who has provided talent related services to WWE for decades. Mr. Johnson is represented by talent agency William Morris Endeavor, an affiliate of TKO. On January 23, 2024, the Company’s board of directors appointed Mr. Johnson as a WWE director designee on the TKO Board.

On January 22, 2024, WWE and Mr. Johnson entered into the DJ Services Agreement, pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. WWE also entered into an IP Assignment Agreement with certain affiliates of Mr. Johnson, pursuant to which WWE assigned to Mr. Johnson (via one of his affiliates) “The Rock” trademark and certain related trademarks, service marks, ring names, taglines and other intellectual property assets (the “Assigned IP”).

Under the terms of the DJ Services Agreement, Mr. Johnson further agreed to license the Assigned IP and Mr. Johnson’s name, likeness and certain other intellectual property rights to WWE for use in connection with certain categories of licensed products related to professional wrestling for up to 10 years, subject to certain earlier termination rights.

As discussed in Note 12, Equity-based Compensation, as consideration for Mr. Johnson’s services pursuant to the DJ Services Agreement, and in respect of the intellectual property grants and licenses made by Mr. Johnson and his affiliates in connection therewith, Mr. Johnson received an RSU award for an aggregate value of $30.0 million. During the three months ended March 31, 2024, the Company recorded equity-based compensation expense of $9.0 million associated with this award, which is included within direct operating costs in our consolidated statements of operations.

Mr. Johnson also receives annual royalties from WWE and will be entitled to receive royalties in connection with the sale of licensed products that utilize the Assigned IP and his name, likeness and other intellectual property rights in accordance with the DJ Services Agreement. For the three months ended March 31, 2024, the Company paid $0.1 million of royalties that were earned by Mr. Johnson. In addition, Mr. Johnson is entitled to reimbursement for certain travel expenses associated with delivering services under the DJ Services Agreement, of which $1.9 million was incurred by the Company during the three months ended March 31, 2024, and is included as a component of selling, general and administrative expenses in our consolidated statements of operations. As of March 31, 2024, $1.7 million of these costs are payable to Mr. Johnson and are included as a component of accrued liabilities in our consolidated balance sheets.

19. SUBSEQUENT EVENTS

Stock Purchase Agreement

On April 4, 2024, WME IMG, LLC (“WME IMG”), an indirect subsidiary of Endeavor entered into a stock purchase agreement with Mr. McMahon, pursuant to which WME IMG agreed to purchase 1,642,970 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate amount of $146.2 million (the “Endeavor Share Purchase”). The Endeavor Share Purchase closed on April 9, 2024.

On April 7, 2024, TKO entered into a stock purchase agreement with Mr. McMahon, pursuant to which TKO agreed to purchase 1,853,724 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate amount of $165.0 million (the “TKO Share Purchase”). The TKO Share Purchase closed on April 10, 2024, and the Company retired the shares of TKO Class A common stock purchased in the TKO Share Purchase. The Company funded the TKO Share Repurchase with approximately $150.0 million of borrowings under the Revolving Credit Facility and with cash on hand.

Following the transactions, Endeavor owns approximately 53.6% and TKO owns approximately 46.4% of TKO OpCo.

Amendment to the Credit Agreement

On May 1, 2024, the Company entered into an amendment to the Credit Agreement, which extended the Revolving Credit Facility’s maturity by twelve months to October 29, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth in our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in our 2023 Annual Report. The historical financial data discussed below reflects our historical results of operations and financial position and relates to periods prior to the Transactions. As a result, the following discussion does not reflect the significant impact that such events will have on us. This discussion contains forward-looking statements based upon management’s current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various known and unknown factors, including those set forth under Part I, Item 1A. “Risk Factors” of our 2023 Annual Report or in other sections of the 2023 Annual Report and this Quarterly Report.

Overview

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment brands. The Company monetizes its brands through four principal activities: Media rights and content, Live events, Sponsorship and Consumer products licensing.

TKO was formed through the combination of Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC) which owns and operates the Ultimate Fighting Championship (“UFC”), a preeminent combat sports brand and a subsidiary of Endeavor Group Holdings, Inc. (“Endeavor”), a global sports and entertainment company, and World Wrestling Entertainment, Inc. (n/k/a/ World Wrestling Entertainment, LLC) (“WWE”), a renowned sports entertainment business. The Transactions unite two complementary sports and sports entertainment brands in a single company supported by Endeavor’s capabilities in premium IP ownership, talent representation, live events and experiences. For additional information regarding the terms of the Transactions, see Note 4, Acquisition of WWE, to our unaudited consolidated financial statements included in this Quarterly Report.

Segments

As of March 31, 2024, we operated our business under two reportable segments, UFC and WWE. In addition, we also report results for the “Corporate” group, which incurs expenses that are not allocated to the business segments.

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

Direct Operating Costs

TKO’s direct operating costs primarily include costs associated with our athletes and talent, production, marketing, venue costs related to our live events, and commissions and direct costs with distributors, as well as certain service fees paid to Endeavor.

Selling, General and Administrative

TKO’s selling, general and administrative expenses primarily include personnel costs as well as rent, travel, professional service and legal costs, legal settlements and certain service fees paid to Endeavor.

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

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2024 and 2023. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended March 31,
	2024	2023
Net revenues
Revenue	$629.7	$306.7
Operating expenses:
Direct operating costs	201.0	89.2
Selling, general and administrative expenses	531.9	56.3
Depreciation and amortization	107.1	15.2
Total operating expenses	840.0	160.7
Operating (loss) income	(210.3)	146.0
Other expenses:
Interest expense, net	(64.5)	(53.9)
Other expense, net	(0.3)	(0.3)
(Loss) income before income taxes and equity losses of affiliates	(275.1)	91.8
(Benefit from) provision for income taxes	(25.5)	3.6
(Loss) income before equity losses of affiliates	(249.6)	88.2
Equity (earnings) losses of affiliates, net of tax	(0.1)	0.3
Net (loss) income	(249.5)	87.9
Less: Net (loss) income attributable to non-controlling interests	(145.7)	0.3
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	—	87.6
Net loss attributable to TKO Group Holdings, Inc.	$(103.8)	$—

Revenue

Revenue increased by $323.0 million, or 105%, to $629.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

•UFC revenue increased by $6.3 million, or 2%. This increase was primarily driven by $10.6 million of higher sponsorship revenue from new sponsors and increases in fees from renewals compared to the prior year period. Additionally, the increase in revenue was due to $3.9 million of greater live event revenue from having one incremental event as well as $1.4 million of increased consumer products licensing revenue from greater video game royalties. These increases were partially offset by $9.6 million of lower media rights and content revenue from holding one fewer numbered event, which more than offset revenue associated with holding two additional Fight Night events compared to the prior year period.

•WWE contributed revenue of $316.7 million for the three months ended March 31, 2024. This revenue was driven by $221.1 million of media rights and content primarily associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, and premium live event programming, as well as $50.2 million of live events revenue which was primarily driven by hosting 47 events with live ticketed audiences. The contribution of revenue was also driven by

$31.6 million of consumer products licensing related to the sale of WWE-branded products and $13.8 million of sponsorship revenue from the sale of advertising.

Direct Operating Costs

Direct operating costs increased by $111.8 million or 125% to $201.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

•UFC direct operating costs decreased by $6.9 million, or 8%. This decrease was primarily due to reduced costs of $6.3 million from lower production, marketing and athlete costs as well as a decline in direct costs of revenue due to having one fewer numbered event, which more than offset the costs associated with holding two additional Fight Night events compared to the prior year period.

•WWE contributed direct operating costs of $115.4 million for the three months ended March 31, 2024. These costs were primarily driven by talent and production-related costs associated with WWE’s premium live events and weekly television programming, and event-related costs associated with 47 live events during the period, as well as $6.0 million of charges associated with restructuring activities related to the Transactions.

•Corporate direct operating costs increased by $3.3 million. This increase was primarily related to service fees paid to Endeavor for various operational functions that support revenue generating activities pursuant to the Services Agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $475.6 million, or 845%, to $531.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

•UFC selling, general and administrative expenses decreased by $2.7 million, or 7%. This decrease was primarily driven by lower travel expenses from holding one fewer numbered event and one fewer international event compared to the prior year period.

•WWE contributed selling, general and administrative expenses of $88.1 million for the three months ended March 31, 2024. These expenses were primarily driven by cost of personnel, including $4.9 million of charges associated with restructuring activities related to the Transactions, as well as travel and other operating expenses.

•Corporate selling, general and administrative expenses increased by $390.2 million. This increase was primarily due to higher legal costs of $341.8 million, including a legal settlement related to UFC antitrust lawsuits of $335.0 million, as well as $23.7 million of higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the Transactions. The acquisition of WWE contributed $24.7 million of expenses to Corporate, which was primarily driven by personnel costs, including $0.7 million of charges associated with restructuring activities related to the Transactions, as well as other operating expenses.

Depreciation and Amortization

Depreciation and amortization increased $91.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to $91.8 million of expenses associated with the acquisition of WWE.

Interest Expense, Net

Interest expense, net increased $10.6 million, or 20%, to $64.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by higher interest rates on variable rate debt slightly offset by lower indebtedness.

(Benefit from) Provision for Income Taxes

For the three months ended March 31, 2024, TKO recorded a benefit from income taxes of $25.5 million compared to a provision of $3.6 million for the three months ended March 31, 2023. This change was primarily related to the legal settlement for UFC antitrust lawsuits of $335.0 million that resulted in a $39.6 million discrete tax benefit that was recognized in the current year period.

Net (Loss) Income Attributable to Non-Controlling Interests

Net (loss) income attributable to non-controlling interests was a loss of $145.7 million and income of $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to the change in the amount of report net loss for the three months ended March 31, 2024 as compared to the reported net income for the three months ended March 31, 2023 as well as the effect of the Transactions.

Segment Results of Operations

As of March 31, 2024, we classified our business into two reportable segments: UFC and WWE. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenue:
UFC	$313.0	$306.7
WWE	316.7	—
Total Revenue	$629.7	$306.7

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA:
UFC	$195.1	$186.3
WWE	140.2	—
Corporate	(53.1)	(13.7)
Total Adjusted EBITDA	$282.2	$172.6

UFC

The following table sets forth our UFC segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenue
Media rights and content	$214.5	$224.1
Live events	35.3	31.4
Sponsorship	48.6	38.0
Consumer products licensing	14.6	13.2
Total Revenue	$313.0	$306.7

Direct operating costs	$82.3	$89.2
Selling, general and administrative expenses	$35.6	$31.2
Adjusted EBITDA	$195.1	$186.3
Adjusted EBITDA margin	62%	61%

Operating Metrics
Number of events
Numbered events	3	4
Fight Nights	8	6
Total events	11	10

Location of events
United States	9	7
International	2	3
Total events	11	10

WWE

The following table sets forth our WWE segment results for the three months ended March 31, 2024:

	Three Months Ended March 31,
	2024	2023
Revenue
Media rights and content	$221.1	$—
Live events	50.2	—
Sponsorship	13.8	—
Consumer products licensing	31.6	—
Total Revenue	$316.7	$—

Direct operating costs	$100.4	$—
Selling, general and administrative expenses	$76.1	$—
Adjusted EBITDA	$140.2	$—
Adjusted EBITDA margin	44%	—

Operating Metrics
Number of events
Premium live events	2	N/A
Televised events	25	N/A
Non-televised events	20	N/A
Total events	47	N/A

Location of events
United States	45	N/A
International	2	N/A
Total events	47	N/A

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

The following table displays results for Corporate for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA	$(53.1)	$(13.7)

Adjusted EBITDA for the three months ended March 31, 2024 decreased by $39.4 million, or 288%, compared to the three months ended March 31, 2023. The acquisition of WWE contributed corporate expenses of $20.5 million, primarily driven by the cost of personnel and other general and administrative expenses. The remaining decrease of $18.9 million was driven by increases in cost of personnel, including TKO executive compensation following the Transactions, and other general and administrative expenses, including public company expenses following the Transactions.

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

TKO management believes that Adjusted EBITDA and Adjusted EBITDA margin are useful to investors as these measures eliminate the significant level of non-cash depreciation and amortization expense that results from its capital investments and intangible assets, and improve comparability by eliminating the significant level of interest expense associated with TKO’s debt facilities, as well as income taxes which may not be comparable with other companies based on TKO’s tax and corporate structure.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
	2024	2023
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net (loss) income	$(249.5)	$87.9
(Benefit from) provision for income taxes	(25.5)	3.6
Interest expense, net	64.5	53.9
Depreciation and amortization	107.1	15.2
Equity-based compensation expense (1)	30.2	5.8
Merger and acquisition costs (2)	0.5	5.4
Certain legal costs (3)	345.2	0.4
Restructuring, severance and impairment (4)	9.2	—
Other adjustments	0.5	0.4
Total Adjusted EBITDA	$282.2	$172.6
Net (loss) income margin	(40)%	29%
Adjusted EBITDA margin	45%	56%

(1)Equity-based compensation represents non-cash compensation expense for awards issued under Endeavor’s 2021 Plan subsequent to its April 28, 2021 IPO, for the Replacement Awards (as defined in Note 4, Acquisition of WWE, to our unaudited consolidated financial statements in the Quarterly Report) and for awards issued under the 2023 Incentive Award Plan. For the three months ended March 31, 2024, equity-based compensation includes $9.0 million of expense associated with certain services provided by an independent contractor in the WWE segment and $2.4 million of expense associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate.

(2)Includes certain costs of professional fees and bonuses related to the Transactions and payable contingent on the closing of the Transactions.

(3)Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the three months ended March 31, 2024, these costs include the settlement of

UFC antitrust lawsuits for $335.0 million, as described in Note 16, Commitments and Contingencies, to our unaudited consolidated financial statements in this Quarterly Report.

(4)Includes costs resulting from the Company’s cost reduction program during the three months ended March 31, 2024, as described in Note 15, Restructuring Charges, to our unaudited consolidated financial statements in this Quarterly Report.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt.

Credit Facilities

As of March 31, 2024, there is currently outstanding an aggregate of $2.7 billion of first lien term loans under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility”, and, together with the First Lien Term Loan, the “Credit Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof.

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

As of March 31, 2024, the Company had the option to borrow incremental term loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on its First Lien Leverage Ratio. The Credit Agreement includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

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

As of March 31, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility and no outstanding letters of credit. In April 2024, the Company borrowed $150.0 million under the Revolving Credit Facility to fund certain share repurchases that occurred during the second quarter of 2024. In May 2024, the Company entered into an amendment to the Credit Agreement, which extended the Revolving Credit Facility’s maturity by twelve months to October 29, 2025.

The Revolving Credit Facility is subject to a financial covenant if greater than 35% of the borrowing capacity of the Revolving Credit Facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on March 31, 2024, as the Company had no borrowings outstanding under the Revolving Credit Facility.

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

Other Debt

In October 2018, UFC entered into a $28.0 million Loan Agreement and a $12.0 million Loan Agreement in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except the $28.0 million Loan Agreement is secured by a deed of trust for UFC’s headquarters building and underlying land in Las Vegas and the $12.0 million Loan Agreement is secured by a deed of trust for the acquired building and its adjacent land, also located in Las Vegas. The Secured Commercial Loans bore interest at a rate of LIBOR + 1.62% (with a LIBOR floor of 0.88%). In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR, and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The applicable loan agreements each contain a financial covenant that requires UFC to maintain a Debt Service Coverage Ratio as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis (the “Secured Commercial Loan Covenant”). As of March 31, 2024, UFC was in compliance with the Secured Commercial Loan Covenant.

Cash Flows Overview

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$59.3	$69.7
Net cash used in investing activities	$(36.2)	$(4.6)
Net cash used in financing activities	$(10.6)	$(109.6)

Operating activities decreased from $69.7 million of cash provided in the three months ended March 31, 2023 to $59.3 million of cash provided in the three months ended March 31, 2024. Cash provided in the three months ended March 31, 2024 was primarily due to a decrease in net income for the period of $337.4 million, which included certain non-cash items, including depreciation and amortization of $91.9 million and equity-based compensation of $24.4 million, partially offset by an increase in accrued and other liabilities of $283.3 million primarily due to the settlement of UFC antitrust lawsuits for $335.0 million and the timing of bonus payments.

Investing activities decreased from $4.6 million of cash used in the three months ended March 31, 2023 to $36.2 million of cash used in the three months ended March 31, 2024. Cash used in the three months ended March 31, 2024 primarily reflects payments for property, buildings and equipment and investments in affiliates. Cash used in the three months ended March 31, 2023 primarily reflects payments for property, buildings and equipment.

Financing activities decreased from $109.6 million of cash used in the three months ended March 31, 2023 to $10.6 million of cash used in the three months ended March 31, 2024. Cash used in the three months ended March 31, 2024 primarily reflects net payments on debt of $10.0 million. Cash used in the three months ended March 31, 2023 primarily reflects distributions to Endeavor and subsidiaries of $101.4 million and net payments on debt of $8.2 million.

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

TKO expects that its primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of its business, (2) pay operating expenses, including cash compensation to its employees, athletes and talent, (3) fund capital expenditures, (4) pay interest and principal when due on the Credit Facilities, (5) pay income taxes, (6) reduce its outstanding indebtedness under the Credit Facilities, (7) fund the legal settlements described in Note 16, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report, and (8) make distributions to members and, in accordance with the Company’s dividend policy, to TKO stockholders.

TKO expects to refinance the Credit Facilities prior to the maturity of the outstanding loans in 2026. It currently anticipates being able to secure funding for such refinancing at favorable terms; however, its ability to do so may be impacted by many factors, including TKO’s growth and other factors specific to its business as well as macro-economic factors beyond its control.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to our unaudited consolidated financial statements included in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2023 Annual Report. During the three months ended March 31, 2024, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of March 31, 2024, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $27 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the three months ended March 31, 2024, revenues would have decreased by approximately $1.2 million and operating income would have increased by approximately $0.2 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, refer to Note 16, Commitments and Contingencies, to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2023 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors to those included in our 2023 Annual Report.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023
3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023
3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023
4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023
4.2	Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016.	8-K	001-16131	4.1	12/16/2016
4.3	Form of 3.375% Convertible Senior Note due 2023.	8-K	001-16131	4.1	12/16/2016
4.4	First Supplemental Indenture, among World Wrestling Entertainment, Inc., New Whale Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16131	4.2	09/12/2023
10.1#	Fourth Refinancing Agreement, dated as of May 1, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.					*
10.2	Amendment No. 1, dated as of January 23, 2024, to the Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital HoldCo, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., and Vincent K. McMahon.	10-K	001-41797	10.3	02/27/2024

10.3	Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-41797	10.16	02/27/2024
10.4#^	Independent Contractor Services and Merchandising Agreement, dated as of January 22, 2024, by and among World Wrestling Entertainment, LLC, 7 Bucks Entertainment, Inc., DJIP, LLC and Tag-Team Enterprises, Inc.	10-K	001-41797	10.29	02/27/2024
10.5#^	IP Assignment Agreement, dated as of January 22, 2024, by and among DJIP, LLC, Tag-Team Enterprises, Inc., 7 Bucks Entertainment, Inc., World Wrestling Entertainment, LLC and TKO Group Holdings, Inc.	10-K	001-41797	10.30	02/27/2024
10.6^	Award Agreement, dated as of January 22, 2024, by and between TKO Group Holdings, Inc. and Dwayne Johnson.	10-K	001-41797	10.31	02/27/2024
10.7	Term Employment Agreement, dated as of January 12, 2024, by and between TKO Group Holdings, Inc. and Seth Krauss.	8-K	001-41797	10.1	01/12/2024
10.8	Term Employment Agreement, dated as of January 21, 2024, by and between TKO Group Holdings, Inc. and Mark Shapiro.	8-K	001-41797	10.1	01/23/2024
10.9	TKO Stock Purchase Agreement, dated April 7, 2024. by and between TKO Group Holdings, Inc. and Vincent K. McMahon.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	May 8, 2024	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

Date:	May 8, 2024	By:	/s/ SHANE KAPRAL
Shane Kapral
Chief Accounting Officer
(principal accounting officer and authorized
signatory)