Form 10-Q
period 2024-06-30
TKO Group Holdings, Inc.
filed 2024-08-08
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 31, 2024, there were 81,023,476 shares of the Registrant’s Class A common stock outstanding and 89,616,891 shares of the Registrant’s Class B common stock outstanding.

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

You can also find more information about us online at our investor relations website located at investor.tkogrp.com. Filings we make with the SEC and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this Quarterly Report.

Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference calls and webcasts, and by postings on our investor relations site at investor.tkogrp.com. We may also use our website as a distribution channel for material Company information. In addition, you may automatically receive email alerts and other information about TKO when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on investor.tkogrp.com.

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

•“UFC” refers to the Ultimate Fighting Championship.

•“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).

•“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of June 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$277,532	$235,839
Accounts receivable (net of allowance for doubtful accounts of $2,145 and $1,093, respectively)	294,715	135,436
Other current assets	176,919	121,155
Total current assets	749,166	492,430
Property, buildings and equipment, net	548,105	608,416
Intangible assets, net	3,401,891	3,563,663
Finance lease right-of-use assets, net	236,266	255,709
Operating lease right-of-use assets, net	34,530	35,508
Goodwill	7,665,280	7,666,485
Investments	15,956	16,392
Other assets	68,618	52,136
Total assets	$12,719,812	$12,690,739
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$31,879	$42,040
Accrued liabilities	571,141	267,363
Current portion of long-term debt	22,247	22,367
Current portion of finance lease liabilities	10,308	8,135
Current portion of operating lease liabilities	4,570	4,246
Deferred revenue	99,545	118,992
Other current liabilities	13,498	8,997
Total current liabilities	753,188	472,140
Long-term debt	2,702,820	2,713,948
Long-term finance lease liabilities	225,578	245,288
Long-term operating lease liabilities	31,269	32,911
Deferred tax liabilities	372,953	372,860
Other long-term liabilities	5,860	3,046
Total liabilities	4,091,668	3,840,193
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	13,079	11,594
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 80,712,758 and 82,292,902 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 89,616,891 and 89,616,891 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	4,339,217	4,244,537
Accumulated other comprehensive loss	(1,174)	(332)
Accumulated deficit	(346,425)	(135,227)
Total TKO Group Holdings, Inc. stockholders’ equity	3,991,620	4,108,980
Nonredeemable non-controlling interests	4,623,445	4,729,972
Total stockholders' equity	8,615,065	8,838,952
Total liabilities, redeemable non-controlling interests and stockholders' equity	$12,719,812	$12,690,739

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$851,161	$305,185	$1,480,872	$611,915
Operating expenses:
Direct operating costs	259,792	82,789	460,807	171,941
Selling, general and administrative expenses	232,602	63,476	764,482	119,822
Depreciation and amortization	103,819	15,050	210,980	30,202
Total operating expenses	596,213	161,315	1,436,269	321,965
Operating income	254,948	143,870	44,603	289,950
Other expenses:
Interest expense, net	(65,758)	(57,895)	(130,224)	(111,803)
Other income (expense), net	775	(535)	504	(864)
Income (loss) before income taxes and equity (earnings) losses of affiliates	189,965	85,440	(85,117)	177,283
Provision for income taxes	39,574	2,869	14,052	6,499
Income (loss) before equity (earnings) losses of affiliates	150,391	82,571	(99,169)	170,784
Equity (earnings) losses of affiliates, net of tax	(273)	717	(323)	980
Net income (loss)	150,664	81,854	(98,846)	169,804
Less: Net income (loss) attributable to non-controlling interests	91,557	440	(54,113)	788
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	—	81,414	—	169,016
Net income (loss) attributable to TKO Group Holdings, Inc.	$59,107	$—	$(44,733)	$—
Basic net earnings (loss) per share of Class A common stock (1)	$0.73	N/A	$(0.55)	N/A
Diluted net earnings (loss) per share of Class A common stock (1)	$0.72	N/A	$(0.55)	N/A
Weighted average number of common shares used in computing basic earnings (loss) per share	80,884,513	N/A	81,618,084	N/A
Weighted average number of common shares used in computing diluted net earnings (loss) per share	81,851,388	N/A	81,618,084	N/A

(1)Basic and diluted net earnings (loss) per share of Class A common stock is applicable only for the period from January 1, 2024 through June 30, 2024, which is the period following the Transactions (as defined in Note 1 to the unaudited consolidated financial statements). See Note 14, Earnings Per Share, for the calculation of the number of shares used in computation of net earnings (loss) per share of Class A common stock and the basis for computation of net earnings (loss) per share.

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$150,664	$81,854	$(98,846)	$169,804
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	912	(1,101)	(1,276)	(1,132)
Cash flow hedges:
Change in net unrealized gains (losses)	49	(252)	586	201
Amortization of cash flow hedge fair value to net income	(76)	(76)	(152)	(152)
Total comprehensive income (loss), net of tax	151,549	80,425	(99,688)	168,721
Less: Comprehensive income (loss) attributable to non-controlling interests	91,557	440	(54,113)	788
Less: Comprehensive income attributable to TKO Operating Company, LLC prior to the Transactions	—	79,985	—	167,933
Comprehensive income (loss) attributable to TKO Group Holdings, Inc.	$59,992	$—	$(45,575)	$—

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2024
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, March 31, 2024	82,420	$1	89,617	$1	$4,275,901	$(2,059)	$(239,067)	$4,034,777	$4,583,251	$8,618,028
Comprehensive income	—	—	—	—	—	885	59,107	59,992	90,833	150,825
Distributions to members	—	—	—	—	302	—	—	302	(11,992)	(11,690)
Contributions from members	—	—	—	—	—	—	—	—	1,850	1,850
Stock issuances and other, net	147	—	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,854)	—	—	—	—	—	(165,000)	(165,000)	—	(165,000)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(1,465)	(1,465)	—	(1,465)
Equity-based compensation	—	—	—	—	22,517	—	—	22,517	—	22,517
Equity reallocation between controlling and non-controlling interests	—	—	—	—	40,497	—	—	40,497	(40,497)	—
Balance, June 30, 2024	80,713	$1	89,617	$1	$4,339,217	$(1,174)	$(346,425)	$3,991,620	$4,623,445	$8,615,065

	Six Months Ended June 30, 2024
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2023	82,293	$1	89,617	$1	$4,244,537	$(332)	$(135,227)	$4,108,980	$4,729,972	$8,838,952
Comprehensive loss	—	—	—	—	—	(842)	(44,733)	(45,575)	(55,597)	(101,172)
Distributions to members	—	—	—	—	—	—	—	—	(12,334)	(12,334)
Contributions from members	—	—	—	—	—	—	—	—	4,640	4,640
Stock issuances and other, net	274	—	—	—	—	—	—	—	—	—
Repurchases and retirements of common stock	(1,854)	—	—	—	—	—	(165,000)	(165,000)	—	(165,000)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(1,465)	(1,465)	—	(1,465)
Equity-based compensation	—	—	—	—	49,952	—	—	49,952	—	49,952
Principal stockholder contributions	—	—	—	—	1,492	—	—	1,492	—	1,492
Equity reallocation between controlling and non-controlling interests	—	—	—	—	43,236	—	—	43,236	(43,236)	—
Balance, June 30, 2024	80,713	$1	89,617	$1	$4,339,217	$(1,174)	$(346,425)	$3,991,620	$4,623,445	$8,615,065

	Three Months Ended June 30, 2023
		Accumulated
		Other
	Members'	Comprehensive
	Capital	Income (Loss)	Total
Balance, March 31, 2023	$560,042	$1,192	$561,234
Comprehensive income (loss)	81,414	(1,429)	79,985
Distributions to members	(60,084)	—	(60,084)
Contributions from members	5,789	—	5,789
Balance, June 30, 2023	$587,161	$(237)	$586,924

	Six Months Ended June 30, 2023
		Accumulated
		Other
	Members'	Comprehensive
	Capital	Income (Loss)	Total
Balance, December 31, 2022	$568,070	$846	$568,916
Comprehensive income (loss)	169,016	(1,083)	167,933
Distributions to members	(161,509)	—	(161,509)
Contributions from members	11,584	—	11,584
Balance, June 30, 2023	$587,161	$(237)	$586,924

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(98,846)	$169,804
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	210,980	30,202
Amortization and impairments of content costs	14,566	7,960
Amortization and write-off of original issue discount and deferred financing cost	5,396	5,207
Loss on impairment of assets held for sale	24,304	—
Equity-based compensation	54,592	11,584
Income taxes	(7,206)	1,132
Equity (earnings) losses of affiliates	(323)	980
Net provision for allowance for doubtful accounts	1,489	89
Other, net	(1,149)	(213)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(162,585)	(3,665)
Other current assets	(21,980)	(26,405)
Other noncurrent assets	(26,538)	(7,479)
Accounts payable and accrued liabilities	310,760	(20,518)
Deferred revenue	(17,577)	1,362
Other liabilities	4,157	10,639
Net cash provided by operating activities	290,040	180,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(43,568)	(9,204)
Investments in affiliates, net	(4,772)	—
Proceeds from sales of property and equipment	45	—
Net cash used in investing activities	(48,295)	(9,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	150,000	—
Repayment of long-term debt	(171,975)	(16,300)
Payments for financing costs	—	(286)
Distributions to members	(12,334)	(161,509)
Repurchase and retirement of common stock	(165,000)	—
Net cash used in financing activities	(199,309)	(178,095)

Effects of exchange rate movements on cash	(743)	(1,132)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,693	(7,752)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	235,839	180,574
CASH AND CASH EQUIVALENTS, END OF PERIOD	$277,532	$172,822
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$130,076	$103,499
Cash payments for income taxes	$16,568	$7,057
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures included in current liabilities	$14,194	$335
Capital contribution from parent for equity-based compensation	$4,640	$11,584
Principal stockholder contributions	$1,492	$—
Excise taxes on repurchases of common stock	$1,465	$—

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

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment brands. The Company monetizes its brands through four principal activities: Media rights and content, Live events, Sponsorship, and Consumer products licensing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company operates and controls all of the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of June 30, 2024, the Company owned 47.4% of TKO OpCo.

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

WWE is an integrated media and entertainment company that has been involved in the sports entertainment business for four decades. WWE is principally engaged in the production and distribution of unique and creative content through various channels, including content rights agreements for its flagship programs, Raw, SmackDown and NXT, premium live event programming, monetization across social media outlets, live events, and licensing of various WWE-themed products.

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

In connection with the Transactions, the Company incurred transaction costs of $1.2 million and $9.5 million, and $1.8 million and $14.5 million for the three and six months ended June 30, 2024 and 2023, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

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

Preliminary Allocation of Purchase Price

The purchase price is allocated to the underlying WWE assets acquired and liabilities assumed based on their estimated fair values on the Closing Date, with any excess purchase price recorded as goodwill. Goodwill is primarily attributable to the synergies that are expected to arise as a result of the Transactions and other intangible assets that do not qualify for separate recognition. The purchase price allocation reflects preliminary fair value estimates, including measurement period adjustments, based on management analysis, including preliminary work performed by third-party valuation specialists. The estimated fair value of assets acquired and liabilities assumed are preliminary and subject to change as purchase price allocations are finalized, which is expected within one year of the Closing Date. The effects of measurement period adjustments made during the three and six months ended June 30, 2024 were not material to the Company’s consolidated financial statements.

Other than certain tax items which remain open pending the finalization of the Company’s 2023 tax return, the Company does not anticipate changes to the purchase price allocation. Any measurement period adjustments related to these certain tax items are expected to occur during the third quarter of 2024.

The fair value of the nonredeemable non-controlling interest of $4,521.8 million was calculated as EGH’s 51.9% ownership interest in TKO OpCo’s net assets as of September 12, 2023. TKO OpCo’s net assets differ from TKO combined net assets primarily due to the net deferred tax liabilities for which the non-controlling interest does not have economic rights.

5. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the distribution of content, (ii) ticket sales at live events and site fees, (iii) sponsorship and advertising sales, and (iv) consumer product licensing.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
UFC Segment:
Media rights and content	$250,585	$211,709	$465,047	$435,771
Live events	69,152	32,405	104,429	63,795
Sponsorship	61,633	46,152	110,236	84,209
Consumer products licensing	12,988	14,919	27,636	28,140
Total UFC Segment revenue	394,358	305,185	707,348	611,915
WWE Segment:
Media rights and content	260,676	—	481,783	—
Live events	144,102	—	194,294	—
Sponsorship	24,750	—	38,565	—
Consumer products licensing	27,275	—	58,882	—
Total WWE Segment revenue	456,803	—	773,524	—
Total revenue	$851,161	$305,185	$1,480,872	$611,915

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year for their initial term prior to opt-out provisions with unsatisfied or partially satisfied performance obligations as of June 30, 2024 (in thousands):

Remainder of 2024	$958,970
2025	2,174,613
2026	1,237,840
2027	1,164,830
2028	1,113,938
Thereafter	968,344
Total remaining performance obligations	$7,618,535

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three and six months ended June 30, 2024 and 2023, respectively.

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

The following table presents the Company’s deferred revenue as of June 30, 2024 and December 31, 2023 (in thousands):

	As of				As of
	December 31,			Foreign	June 30,
Description	2023	Additions	Deductions	Exchange	2024
Deferred revenue - current	$118,992	$798,174	$(817,530)	$(90)	$99,545
Deferred revenue - non-current	672	2,500	(336)	—	2,836

6. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

Property, buildings and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Buildings and improvements	$387,168	$394,481
Office, computer and other equipment	134,779	126,082
Land and land improvements	50,539	80,919
Furniture and fixtures	76,727	74,862
Construction in progress	17,852	20,389
	667,065	696,733
Less: accumulated depreciation	(118,960)	(88,317)
Total Property, buildings and equipment, net	$548,105	$608,416

Depreciation expense for property, buildings and equipment totaled $17.0 million and $3.4 million, and $37.3 million and $6.8 million for the three and six months ended June 30, 2024 and 2023, respectively.

During the second quarter of 2024, the Company reclassified cost and accumulated depreciation of $53.4 million and $5.6 million, respectively, related to property, buildings and equipment associated with the previous WWE media production center in Stamford, Connecticut as held for sale, as the Company moved media production to the new WWE headquarters. During the three and six months ended June 30, 2024, the Company recognized an impairment charge of $24.3 million within the WWE segment as a result of reducing the carrying value of assets held for sale to their fair value less cost to sell, which is included as a component of selling, general and administrative expenses within the Company’s consolidated statements of operations. Assets held for sale of $31.0 million are included as a component of other current assets within our consolidated balance sheet as of June 30, 2024. These assets held for sale are being marketed for sale and it is the Company’s intention to complete the sale of these assets within the next twelve months.

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	As of	Charged to			As of
	December 31,	Costs and		Foreign	June 30,
	2023	Expenses	Deductions	Exchange	2024
Six Months Ended June 30, 2024	$1,093	$1,366	$(314)	$—	$2,145

Film and Television Content Costs

The following table presents the Company’s unamortized content costs, which are included as a component of other assets in the consolidated balance sheets (in thousands):

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023
Licensed and acquired program rights	$—	$—	$23,166	$21,413
Produced programming:
In release	423	1,410	1,675	2,049
Completed but not released	1	2,045	—	—
In production	667	1,350	984	819
In development	8	—	—	—
Total film and television costs	$1,099	$4,805	$25,825	$24,281

As of June 30, 2024, substantially all of the “in release” and “completed but not released” content costs that are monetized individually are estimated to be amortized over the next 12 months.

As of June 30, 2024, substantially all of the “licensed and acquired program rights” and “in release” content costs monetized as a film group are estimated to be amortized over the next three years.

Amortization and impairment of content costs, which are included as a component of direct operating costs in the consolidated statement of operations, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Content production amortization expense - assets monetized individually	$1,477	$—	$4,701	$—
Content production amortization expense - assets monetized as a film group	5,361	4,046	9,865	7,960
Content production impairment charges (1)	—	—	—	—
Total amortization and impairment of content costs	$6,838	$4,046	$14,566	$7,960

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

Other current assets

The following is a summary of other current assets (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Prepaid taxes	$64,377	$57,885
Assets held for sale	31,000	7,500
Amounts due from the Group (Note 20)	30,808	11,599
Prepaid event and production-related costs	25,955	15,382
Prepaid insurance	3,789	8,145
Other	20,990	20,644
Total	$176,919	$121,155

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Legal settlements (Note 17)	$335,000	$—
Event and production-related costs	69,901	51,015
Payroll-related costs	63,268	100,982
Interest	41,032	41,634
Legal and professional fees	21,198	18,730
Accrued capital expenditures	13,594	29,550
Other	27,148	25,452
Total	$571,141	$267,363

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of Goodwill are as follows (in thousands):

	UFC (1)	WWE (2)	Total
Balance — December 31, 2023	$2,602,639	$5,063,846	$7,666,485
Foreign exchange and other	—	(1,205)	(1,205)
Balance — June 30, 2024	$2,602,639	$5,062,641	$7,665,280

(1)Reflects goodwill resulting from the Company’s election to apply pushdown accounting to reflect EGH’s new basis of accounting in the UFC’s assets and liabilities, including goodwill, which occurred during 2016.

(2)Based on preliminary fair values acquired through the business acquisition of WWE. See Note 4, Acquisition of WWE, for further information.

There were no dispositions or impairments to goodwill during the three and six months ended June 30, 2024 and 2023.

Intangible Assets, net

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2024 (in thousands):

	Weighted Average
	Estimated Useful Life		Accumulated
	(in years)	Gross Amount	Amortization	Carrying Value
Trademarks and trade names	22.8	$2,891,826	$(377,999)	$2,513,827
Customer relationships	5.4	1,255,010	(469,398)	785,612
Other (1)	3.4	145,966	(43,514)	102,452
Total intangible assets		$4,292,802	$(890,911)	$3,401,891

(1)Other intangible assets as of June 30, 2024 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 4, Acquisition of WWE, for further information.

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

Amortization of intangible assets was $81.5 million and $11.7 million, and $163.1 million and $23.4 million, during the three and six months ended June 30, 2024 and 2023, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations.

8. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Equity method investments	$3,371	$3,775
Nonmarketable equity investments without readily determinable fair values	12,585	12,617
Total investment securities	$15,956	$16,392

Equity Method Investments

The Company has an approximately 7% ownership stake in Monkey Spirit, LLC, which owns the IP license to distribute Howler Head branded products and beverages. The Company recognized equity losses of $0.1 million and $0.7 million, and $0.4 million and $0.9 million for the three and six months ended June 30, 2024 and 2023, respectively, and the investment balance was $2.9 million and $3.3 million as of June 30, 2024 and December 31, 2023, respectively.

The Company recognized equity earnings of $0.3 million and equity losses of less than $0.1 million, and equity earnings of $0.6 million and equity losses of $0.1 million, for the three and six months ended June 30, 2024 and 2023, respectively, from another equity method investment, which had a balance of $0.4 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company received distributions of $0.4 million and $0.7 million from this equity method investment, respectively.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of June 30, 2024 and December 31, 2023, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on these investments during the three and six months ended June 30, 2024 and 2023. In addition, there were no observable price change events that were completed during the three and six months ended June 30, 2024 and 2023.

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

9. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	June 30,	December 31,
	2024	2023
First Lien Term Loan (due April 2026)	$2,713,266	$2,728,766
Secured Commercial Loans	31,067	31,867
Total principal	2,744,333	2,760,633
Unamortized discount	(6,623)	(8,367)
Unamortized debt issuance cost	(12,643)	(15,951)
Total debt	2,725,067	2,736,315
Less: Current portion of long-term debt	(22,247)	(22,367)
Total long-term debt	$2,702,820	$2,713,948

First Lien Term Loan (due April 2026)

As of June 30, 2024 and December 31, 2023, the Company had $2.7 billion and $2.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility”, and, together with the First Lien Term Loan, the “Credit Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof. In May 2024, the Company entered into an amendment to the Credit Agreement, which extended the Revolving Credit Facility’s maturity by twelve months to October 29, 2025.

Payments under the First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date of April 29, 2026. In June 2023, the Company amended the terms of the First Lien Term Loan to replace the adjusted LIBOR reference rate with Term Secured Overnight Financing Rate (“SOFR”) and provide for a credit spread adjustment (as defined in the Credit Agreement). The First Lien Term Loan accrues interest at an annual interest rate of adjusted SOFR plus 2.75-3.00%, which totaled 8.34% as of June 30, 2024.

In April 2024, the Company borrowed $150.0 million under its Revolving Credit Facility to fund certain share repurchases that occurred during the second quarter of 2024, as discussed in Note 11, Stockholders’ Equity. In June 2024, the Company fully repaid the $150.0 million outstanding. As of June 30, 2024 and December 31, 2023, there was no outstanding balance under the Revolving Credit Facility.

The Credit Facilities contain a financial covenant that requires the Company to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA as defined in the Credit Agreement of no more than 6.5-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings under the Revolving Credit Facility plus outstanding letters of credit exceeding $10.0 million that are not cash collateralized exceeds thirty-five percent of the capacity of the Revolving Credit Facility as measured on a quarterly basis, as defined in the Credit Agreement. This covenant did not apply as of June 30, 2024 and December 31, 2023, as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had $10.0 million of outstanding letters of credit as of June 30, 2024, and no outstanding letters of credit as of December 31, 2023.

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

The estimated fair values of the Company’s First Lien Term Loan are based on quoted market values for the debt. As of June 30, 2024 and December 31, 2023, the face amount of the Company’s First Lien Term Loan approximates its fair value.

Secured Commercial Loans

As of June 30, 2024 and December 31, 2023, the Company had $31.1 million and $31.9 million, respectively, of secured loans outstanding, which were entered into in October 2018 in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except one of the Loan Agreements is secured by a deed of trust for the UFC’s headquarters building located at 6650 S. Torrey Pines Drive, Las Vegas, Nevada and underlying land and the other Loan Agreement is secured by a deed of trust for a building located at 6650 El Camino Road, Las Vegas, Nevada and its adjacent land. In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Secured Commercial Loans contain a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis. As of June 30, 2024 and December 31, 2023, the Company was in compliance with its financial debt covenant under the Secured Commercial Loans.

10. FINANCIAL INSTRUMENTS

In October 2018, in connection with the Secured Commercial Loans, the Company entered into a swap for $40.0 million notional effective November 1, 2018 with a termination date of November 1, 2028. The swap required the Company to pay a fixed rate of 4.99% and receive the total of LIBOR + 1.62%, which totaled 3.97% as of December 31, 2018. The Company entered into this swap to hedge certain of its interest rate risks on its variable rate debt. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. The Company has designated the interest rate swap as a cash flow hedge, and all changes in fair value are recognized in other comprehensive income (loss) until the hedged interest payments affect earnings.

In May 2023, the Company amended its Secured Commercial Loans and associated interest rate swap to replace the LIBOR reference rate with Term SOFR. The swap requires the Company to pay a fixed rate of 4.99% and receive the total of SOFR + 1.70%, which totaled 7.04% as of June 30, 2024.

Prior to the May 2023 amendment the fair value of the swap was based on commonly quoted monthly LIBOR rates. Subsequent to this amendment, the fair value of the swap is based on commonly quoted monthly Term SOFR rates. Both the LIBOR and Term SOFR reference rates are considered observable inputs representing a Level 2 measurement within the fair value hierarchy. The fair value of the swap was $0.9 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively, and was included in other assets in the consolidated balance sheets. The total change in fair value of the swap’s asset position included in accumulated other comprehensive income (loss) was an increase of less than $0.1 million and a decrease of $0.3 million, and an increase of $0.6 million and $0.2 million for the three and six months ended June 30, 2024 and 2023, respectively. The Company reclassified $0.1 million and $0.1 million, and $0.2 million and $0.2 million during the three and six months ended June 30, 2024 and 2023, respectively, representing the amortization of the cash flow hedge fair value to net income.

11. STOCKHOLDERS’ EQUITY

Endeavor Share Purchase

On April 4, 2024, WME IMG, LLC (“WME IMG”), an indirect subsidiary of Endeavor, entered into a stock purchase agreement with Vincent K. McMahon, pursuant to which WME IMG agreed to purchase 1,642,970 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate of $146.2 million. These shares of TKO Class A common stock purchased by WME IMG are included in the calculation of Endeavor’s total voting interest in TKO.

Share Repurchase

On April 7, 2024, the Company entered into a stock purchase agreement with Mr. McMahon, pursuant to which the Company agreed to purchase 1,853,724 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate of $165.0 million (the “Share Repurchase”). The Company funded the Share Repurchase with approximately $150.0 million of borrowings under the Revolving Credit Facility and with cash on hand. All shares repurchased have been retired.

As of June 30, 2024, the Company owned 47.4% of TKO OpCo and EGH and its subsidiaries owned 52.6% of TKO Opco.

As of June 30, 2024, EGH and its subsidiaries collectively controlled 53.6% of the voting interests in TKO through their ownership of both Class A common stock and Class B common stock.

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

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and six months after the consummation of the investment. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of June 30, 2024 and December 31, 2023, the estimated redemption value was $11.2 million.

The changes in carrying value of the redeemable non-controlling interest for the six months ended June 30, 2024 were as follows (in thousands):

Balance — December 31, 2023	$11,594
Net income attributable to non-controlling interest holders	1,485
Balance — June 30, 2024	$13,079

13. EQUITY-BASED COMPENSATION

Equity-based compensation expense, which is included within direct operating costs and selling, general and administrative expenses on the Company’s consolidated statements of operations, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
EGH 2021 Plan	$1,850	$5,789	$4,640	$11,584
Replacement Awards under WWE 2016 Plan	7,164	—	15,786	—
TKO 2023 Plan	15,353	—	34,166	—
Equity-based compensation expense	$24,367	$5,789	$54,592	$11,584

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

The following table summarizes the RSU award activity under the EGH 2021 Plan for the six months ended June 30, 2024:

	Time Vested RSUs		Market / Market and Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	605,610	$25.74	5,115	$24.65
Granted	—	$—	—	$—
Released	(377,919)	$25.81	—	$—
Forfeited	(893)	$21.73	—	$—
Outstanding at June 30, 2024	226,798	$25.64	5,115	$24.65

The following table summarizes the stock option award activity under the EGH 2021 Plan for the six months ended June 30, 2024:

	Stock Options
	Units	Weighted-Average Exercise Price
Outstanding at January 1, 2024	286,836	$26.04
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at June 30, 2024	286,836	$26.04
Vested and exercisable at June 30, 2024	258,064	$25.51

Replacement Awards

The following table summarizes the RSU award activity under the WWE 2016 Plan for the six months ended June 30, 2024:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	701,090	$100.65
Vested	(54,931)	$100.65
Forfeited	(183,937)	$100.65
Outstanding at June 30, 2024	462,222	$100.65

The following table summarizes the PSU award activity under the WWE 2016 Plan for the six months ended June 30, 2024:

	Time Vested PSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	327,403	$93.84
Vested	(14,416)	$100.65
Forfeited	(6,012)	$100.65
Outstanding at June 30, 2024	306,975	$103.45

TKO 2023 Plan

The terms of each award, including vesting and forfeiture, are determined by the administrator of the TKO 2023 Plan. Key grant terms include time-based vesting over a six-month to four-year period.

In January 2024, WWE entered into an Independent Services Contractor and Merchandising Agreement (the “DJ Services Agreement”) with Dwayne Johnson, a member of the Company’s board of directors, pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. See Note 20, Related Party Transactions, for further discussion. As consideration for Mr. Johnson’s services provided under the DJ Services Agreement, the Company granted Mr. Johnson RSUs for an aggregate value of

$30.0 million. During the three and six months ended June 30, 2024, the Company recorded equity-based compensation expenses of approximately $6.7 million and $15.7 million, respectively, associated with these RSUs, which are included within direct operating costs in the Company’s consolidated statement of operations. The units associated with these awards are included in the table below.

The following table summarizes the RSU award activity under the TKO 2023 Plan for the six months ended June 30, 2024:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	935,536	$91.23
Granted	1,006,878	$80.44
Vested	(205,299)	$78.82
Forfeited	(23,066)	$86.13
Outstanding at June 30, 2024	1,714,049	$86.45

14. EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net income (loss) available to common stockholders of the Company during the three and six months ended June 30, 2024, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income (loss) available to common stockholders by the diluted weighted average shares outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (refer to Note 13, Equity-based Compensation) were anti-dilutive during the six months ended June 30, 2024.

The following table presents the computation of basic and diluted net earnings (loss) per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2024
Numerator
Net income (loss) attributable to TKO Group Holdings, Inc.	$59,107	$(44,733)

Denominator
Weighted average Class A Common Shares outstanding - Basic	80,884,513	81,618,084
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	966,875	—
Weighted average number of shares used in computing diluted earnings (loss) per share	81,851,388	81,618,084

Basic earnings (loss) per share	$0.73	$(0.55)
Diluted earnings (loss) per share	$0.72	$(0.55)

Securities that are anti-dilutive this period
Unvested RSUs	—	2,176,271
Unvested PSUs	—	306,975
TKO Class B Common Shares	89,616,891	89,616,891

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

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. During the six months ended June 30, 2024, the Company treated the legal settlement related to UFC antitrust lawsuits of $335.0 million, as described in Note 17, Commitments and Contingencies, discretely. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and six months ended June 30, 2024 and 2023, respectively, adjusted for discrete items as noted.

The provision for income taxes for the three months ended June 30, 2024 and 2023 was $39.6 million and $2.9 million, respectively, based on pretax income of $190.0 million and $85.4 million, respectively. The effective tax rate was 20.8% and 3.4% for the three months ended June 30, 2024 and 2023, respectively. The provision for income taxes for the six months ended June 30, 2024 and 2023 was $14.1 million and $6.5 million, respectively, based on pretax loss of $85.1 million and pretax income of $177.3 million, respectively. The effective tax rate was 16.6% and 3.7% for the six months ended June 30, 2024 and 2023, respectively. The tax provision for the three and six months ended June 30, 2024 differs from tax expense in the same period in 2023 primarily due to the new corporate structure as a result of the Transactions and the legal settlement related to UFC antitrust lawsuits of $335.0 million that resulted in a $39.2 million discrete tax benefit recognized during the six months ended June 30, 2024. Any tax balances reflected on the Company’s consolidated balance sheets as of June 30, 2024 will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2024.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, non-controlling interest, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of June 30, 2024 and December 31, 2023, the Company had unrecognized tax benefits of $6.4 million and $5.5 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

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

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. For the three and six months ended June 30, 2024 and the year ended December 31, 2023, the Company was not subject to CAMT. The Company will continue to assess the potential tax effects of the CAMT on the Company’s consolidated financial statements.

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

16. RESTRUCTURING CHARGES

Beginning in the third quarter of 2023, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC, which resulted in the recording of termination benefits for a workforce reduction of certain employees and contract termination costs for independent contractors in the WWE segment and Corporate group. As a result, the Company recorded restructuring charges of $5.5 million and $17.1 million for the three and six months ended June 30, 2024, respectively, inclusive of $0.9 million and $3.3 million of equity-based compensation expenses, which are recorded in accrued liabilities and additional paid-in-capital on the consolidated balance sheets, respectively. These restructuring charges are recorded within direct operating costs and selling, general and administrative expenses in the consolidated statements of operations.

Changes in the Company’s restructuring liability through June 30, 2024 were as follows (in thousands):

Balance — December 31, 2023	$9,725
Restructuring charges (excluding equity-based compensation expense)	13,804
Payments	(14,868)
Balance — June 30, 2024	$8,661

17. COMMITMENTS AND CONTINGENCIES

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

UFC Legal Proceedings

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017 to the present and alleged substantially similar claims to the Le case and sought injunctive relief. On March 13, 2024, TKO OpCo, and certain of its affiliates, including Endeavor, reached an agreement to settle all claims asserted in both class action lawsuits (Le and Johnson) for an aggregate amount of $335.0 million payable by the Company and its subsidiaries, which was submitted to the court for preliminary approval. During the six months ended June 30, 2024, the Company recorded a charge of $335.0 million, which is included as a component of selling, general and administrative expenses in the consolidated statements of operations. On July 30, 2024, following the court’s hearings on plaintiffs’ submission to approve the settlement, the court issued an order denying the motion for preliminary approval of the settlement agreement and stated that an opinion setting forth the reasons for the denial would be issued at a later date. The court has scheduled a status conference for August 19, 2024 and a tentative trial date for Le for October 28, 2024. The Company is evaluating all of its options, including, without limitation, an appeal, and has also initiated discussions with plaintiffs’ counsel, who have expressed a willingness to engage in separate settlement discussions for the Le and Johnson cases. A motion to dismiss the complaint in Johnson remains pending and no trial date has been set.

WWE Legal Proceedings

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the “Special Committee”) was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon (the “Special Committee Investigation”). Mr. McMahon initially resigned from all positions held with WWE on July 22, 2022 but remained a stockholder with a controlling interest and served as Executive Chairman of WWE’s board of directors from January 9, 2023 through September 12, 2023, at which time Mr. McMahon became Executive Chair of the Board of Directors of the Company. Although the Special Committee investigation is complete and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of the Company’s Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters. On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. No charges have been brought in these investigations. WWE has received voluntary and compulsory legal demands for documents, including from federal law enforcement and regulatory agencies, concerning the investigation and related subject matters.

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

18. SEGMENT INFORMATION

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

The Company does not disclose assets by segment information. The Company does not provide assets by segment information to the Company’s CODM, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment. A significant portion of the Company’s assets following the Transactions are comprised of goodwill and intangible assets arising from the Transactions.

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
UFC	$394,358	$305,185	$707,348	$611,915
WWE	456,803	—	773,524	—
Total consolidated revenue	$851,161	$305,185	$1,480,872	$611,915

Reconciliation of segment profitability

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
UFC	$231,897	$188,200	$426,980	$374,457
WWE	251,312	—	391,525	—
Corporate	(62,246)	(14,642)	(115,382)	(28,291)
Total Adjusted EBITDA	420,963	173,558	703,123	346,166
Reconciling items:
Equity (earnings) losses of affiliates	(273)	717	(323)	980
Interest expense, net	(65,758)	(57,895)	(130,224)	(111,803)
Depreciation and amortization	(103,819)	(15,050)	(210,980)	(30,202)
Equity-based compensation expense	(24,367)	(5,789)	(54,592)	(11,584)
Merger and acquisition costs	(2,405)	(9,520)	(2,925)	(14,935)
Certain legal costs (1)	(5,992)	(46)	(351,191)	(488)
Restructuring, severance and impairment	(28,874)	—	(38,109)	—
Other adjustments	490	(535)	104	(851)
Income (loss) before income taxes and equity (earnings) losses of affiliates	$189,965	$85,440	$(85,117)	$177,283

(1)During the six months ended June 30, 2024, certain legal costs included a legal settlement related to UFC antitrust lawsuits of $335.0 million, which is included as a component of accrued liabilities in our consolidated balance sheets as of June 30, 2024 (see Note 6, Supplementary Data).

19. LEASES

On May 21, 2024, the Company amended its WWE global headquarters lease to reduce the leased space by approximately 20,025 rentable square feet. The lease reduction will result in rental savings of approximately $13.9 million over the remainder of the initial 15-year base term. The lease amendment requires a partial termination fee of approximately $2.2 million to be paid in installments through November 15, 2025. No other material changes were made to the existing lease terms. The lease amendment was accounted for as a lease modification, which resulted in a reduction to the Company’s finance lease liability and finance lease right-of-use asset of $21.4 million and $20.8 million, respectively, and a gain on the partial termination of $0.6 million recorded as a component of other income (expense), net, within the Company’s consolidated statement of operations for the three and six months ended June 30, 2024.

20. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), which collectively own approximately 53.6% of the voting interest in TKO as of June 30, 2024, provide various services to the Company and, upon consummation of the Transactions, such services are provided pursuant to the Services Agreement. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Event and other licensing revenues earned from the Group	$12,817	$3,035	$18,719	$6,455
Expenses incurred with the Group included in direct operating costs (1)	8,392	3,888	13,241	8,304
Expenses incurred with the Group included in selling, general and administrative expenses (2)	10,590	6,400	18,041	12,752
Net expense resulting from Group transactions included within net income (loss)	$(6,165)	$(7,253)	$(12,563)	$(14,601)

(1)These expenses primarily consist of production and consulting services as well as commissions paid to the Group.

(2)These expenses primarily consist of service fees paid to the Group. The Company believes that these service fees are a reasonable allocation of costs related to representation, executive leadership, back-office and corporate functions and other services provided by the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		June 30,	December 31,
	Classification	2024	2023
Amounts due from the Group	Accounts receivable	$1,448	$—
	Other current assets	30,808	11,599
Amounts due to the Group	Accrued liabilities	(334)	—
	Other current liabilities	(7,286)	(5,473)

The Company also reimburses the Group for third party costs they incur on the Company’s behalf. The Company reimbursed $4.4 million and $5.4 million of such costs during the six months ended June 30, 2024 and 2023, respectively.

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

As of December 31, 2023, total liabilities of $1.5 million are included within accrued expenses in our consolidated balance sheets related to future payments owed by Mr. McMahon to certain counterparties. During the six months ended June 30, 2024, Mr. McMahon made payments of $1.5 million associated with these liabilities to certain counterparties directly. Since these liabilities existed when Mr. McMahon controlled a significant portion of the voting power of the Company’s common stock, these payments are considered non-cash capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders’ equity.

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

As discussed in Note 13, Equity-based Compensation, as consideration for Mr. Johnson’s services pursuant to the DJ Services Agreement, and in respect of the intellectual property grants and licenses made by Mr. Johnson and his affiliates in connection therewith, Mr. Johnson received an RSU award for an aggregate value of $30.0 million. During the three and six months ended June 30, 2024, the Company recorded equity-based compensation expense of $6.7 million and $15.7 million associated with this award, respectively, which is included within direct operating costs in our consolidated statements of operations.

Mr. Johnson also receives annual royalties from WWE and will be entitled to receive royalties in connection with the sale of licensed products that utilize the Assigned IP and his name, likeness and other intellectual property rights in accordance with the DJ Services Agreement. For the three and six months ended June 30, 2024, the Company paid $0.3 million and $0.4 million, respectively, of royalties that were earned by Mr. Johnson. In addition, Mr. Johnson is entitled to reimbursement for certain travel expenses associated with delivering services under the DJ Services Agreement, of which $0.6 million and $2.5 million was incurred by the Company during the three and six months ended June 30, 2024, respectively, and is included as a component of selling, general and administrative expenses in our consolidated statements of operations. As of June 30, 2024, $0.4 million of these costs are payable to Mr. Johnson and are included as a component of accrued liabilities in our consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth in our unaudited consolidated financial statements and related notes included in this Quarterly Report and with our audited financial statements and related notes included in our 2023 Annual Report. The historical financial data discussed below reflects our historical results of operations and financial position and relates to periods prior to the Transactions. As a result, the following discussion does not reflect the significant impact that such events will have on us. This discussion contains forward-looking statements based upon management’s current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various known and unknown factors, including those set forth under Part I, Item 1A. “Risk Factors” of our 2023 Annual Report or in other sections of the 2023 Annual Report and this Quarterly Report.

Overview

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment brands. The Company monetizes its brands through four principal activities: Media rights and content, Live events, Sponsorship, and Consumer products licensing.

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

Segments

As of June 30, 2024, we operated our business under two reportable segments, UFC and WWE. In addition, we also report results for the “Corporate” group, which incurs expenses that are not allocated to the business segments.

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

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2024 and 2023. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$851.2	$305.2	$1,480.9	$611.9
Operating expenses:
Direct operating costs	259.8	82.8	460.8	171.9
Selling, general and administrative expenses	232.6	63.5	764.5	119.8
Depreciation and amortization	103.9	15.0	211.0	30.2
Total operating expenses	596.3	161.3	1,436.3	321.9
Operating income	254.9	143.9	44.6	290.0
Other expenses:
Interest expense, net	(65.7)	(57.9)	(130.2)	(111.8)
Other income (expense), net	0.8	(0.6)	0.5	(0.9)
Income (loss) before income taxes and equity (earnings) losses of affiliates	190.0	85.4	(85.1)	177.3
Provision for income taxes	39.6	2.9	14.1	6.5
Income (loss) before equity (earnings) losses of affiliates	150.4	82.5	(99.2)	170.8
Equity (earnings) losses of affiliates, net of tax	(0.3)	0.7	(0.4)	1.0
Net income (loss)	150.7	81.8	(98.8)	169.8
Less: Net income (loss) attributable to non-controlling interests	91.6	0.4	(54.1)	0.8
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	—	81.4	—	169.0
Net income (loss) attributable to TKO Group Holdings, Inc.	$59.1	$—	$(44.7)	$—

Revenue

Revenue increased by $546.0 million, or 179%, to $851.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

•UFC revenue increased by $89.2 million, or 29%. This increase was primarily driven by $38.9 million of higher media rights and content revenue from contractual escalations in domestic and international media rights agreements and an incremental numbered event as well as $36.7 million of higher live event revenue from greater site fees primarily from UFC 302 in Newark, New Jersey and a Fight Night event in Riyadh, Saudi Arabia and having one incremental numbered event in the current year period. Additionally, the increase in revenue was due to $15.5 million of higher sponsorship revenue from new sponsors and increases in fees from renewals compared to the prior year period.

•WWE contributed revenue of $456.8 million for the three months ended June 30, 2024. This revenue was driven by $260.7 million of media rights and content primarily associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, and premium live event programming, including WrestleMania XL events, as well as

$144.1 million of live events revenue which was primarily driven by hosting 46 events with live ticketed audiences, including WrestleMania XL events, as well as site fees associated with the Queen and King of the Ring premium live event in Saudi Arabia. The contribution of revenue was also driven by $27.3 million of consumer products licensing related to the sale of WWE-branded products and $24.7 million of sponsorship revenue from the sale of advertising.

Revenue increased by $869.0 million, or 142%, to $1,480.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

•UFC revenue increased by $95.5 million, or 16%. This increase was primarily driven by $40.6 million of higher live event revenue due to an increase in gate revenue at our numbered events compared to the prior year period, as well as higher site fee revenues primarily from UFC 302 in Newark, New Jersey and a Fight Night event in Riyadh, Saudi Arabia. Media rights and content revenue increased by $29.3 million as a result of there being one incremental Fight Night event in the current year period as well as due to contractual increases in our domestic and international rights fees agreements. Additionally, sponsorship revenue increased by $26.1 million driven by revenue from new sponsors and increases in fees from renewals compared to the prior year period.

•WWE contributed revenue of $773.5 million for the six months ended June 30, 2024. This revenue was driven by $481.8 million of media rights and content primarily associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, and premium live event programming, including WrestleMania XL events, as well as $194.3 million of live events revenue which was primarily driven by hosting 93 events with live ticketed audiences, including WrestleMania XL events, as well as site fees associated with certain international premium live events. The contribution of revenue was also driven by $58.9 million of consumer products licensing related to the sale of WWE-branded products and $38.5 million of sponsorship revenue from the sale of advertising.

Direct Operating Costs

Direct operating costs increased by $177.0 million or 214% to $259.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

•UFC direct operating costs increased by $36.8 million, or 44%. This increase was primarily due to higher costs of $34.3 million from production, marketing and athlete costs associated with having one incremental numbered event as compared to the prior period. Additionally, this increase was driven by higher athlete compensation as well as an increase in direct costs of revenue due to expenses related to the increase in revenue described above.

•WWE contributed direct operating costs of $135.4 million for the three months ended June 30, 2024. These costs were primarily driven by talent- and production-related costs associated with WWE’s premium live events, including WrestleMania XL events, and weekly television programming, and event-related costs associated with 46 live events during the period. These costs also include $6.7 million of equity-based compensation expense associated with certain services provided by an independent contractor as well as $1.3 million of charges associated with restructuring activities related to the Transactions.

•Corporate direct operating costs increased by $4.8 million. This increase was primarily related to service fees paid to Endeavor for various operational functions that support revenue generating activities pursuant to the Services Agreement.

Direct operating costs increased by $288.9 million or 168% to $460.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

•UFC direct operating costs increased by $30.0 million, or 17%. This increase was primarily due to higher costs of $29.2 million from production, marketing and athlete costs driven by having one incremental Fight Night event as compared to the prior period and higher athlete compensation during the current period.

•WWE contributed direct operating costs of $250.8 million for the six months ended June 30, 2024. These costs were primarily driven by talent- and production-related costs associated with WWE’s premium live events, including WrestleMania XL events, and weekly television programming, and event-related costs associated with 93 live events during the period. These costs also include $15.7 million of equity-based compensation expense associated with certain services provided by an independent contractor as well as $7.3 million of charges associated with restructuring activities related to the Transactions.

•Corporate direct operating costs increased by $8.1 million. This increase was primarily related to service fees paid to Endeavor for various operational functions that support revenue generating activities pursuant to the Services Agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $169.1 million, or 266%, to $232.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

•UFC selling, general and administrative expenses decreased by $1.8 million, or 4%. The decrease was primarily driven by lower professional fees and other overhead expenses.

•WWE contributed selling, general and administrative expenses of $110.2 million for the three months ended June 30, 2024. These expenses were primarily driven by the cost of personnel, including $1.8 million of charges associated with restructuring activities related to the Transactions, as well as travel and other operating expenses. These expenses also include an impairment charge of $24.3 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 6, Supplementary Data, to our unaudited consolidated financial statements included in this Quarterly Report.

•Corporate selling, general and administrative expenses increased by $60.7 million. This increase was primarily due to $28.6 million of higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the Transactions. The acquisition of WWE contributed $32.1 million of expenses to Corporate, which was primarily driven by personnel costs, including $2.3 million of charges associated with restructuring activities related to the Transactions, as well as other operating expenses, including $4.2 million related to service fees paid to Endeavor.

Selling, general and administrative expenses increased by $644.7 million, or 538%, to $764.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

•UFC selling, general and administrative expenses decreased by $4.4 million, or 5%. This decrease was primarily driven by lower costs of personnel compared to the prior year period.

•WWE contributed selling, general and administrative expenses of $198.4 million for the six months ended June 30, 2024. These expenses were primarily driven by the cost of personnel, including $6.7 million of charges associated with restructuring activities related to the Transactions, as well as travel and other operating expenses. These expenses also include an impairment charge of $24.3 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell.

•Corporate selling, general and administrative expenses increased by $450.7 million. This increase was primarily due to higher legal costs of $340.1 million, including a legal settlement related to UFC antitrust lawsuits of $335.0 million, as well as $53.9 million of higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the Transactions. The acquisition of WWE contributed $56.7 million of expenses to Corporate, which was primarily driven by personnel costs, including $3.0 million of charges associated with restructuring activities related to the Transactions, as well as other operating expenses, including $5.3 million related to service fees paid to Endeavor.

Depreciation and Amortization

Depreciation and amortization increased $88.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to $88.5 million of expenses associated with the acquisition of WWE.

Depreciation and amortization increased $180.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to $180.2 million of expenses associated with the acquisition of WWE.

Interest Expense, Net

Interest expense, net increased $7.8 million, or 13%, to $65.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by higher interest rates on variable rate debt slightly offset by lower indebtedness.

Interest expense, net increased $18.4 million, or 16%, to $130.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by higher interest rates on variable rate debt slightly offset by lower indebtedness.

Provision for Income Taxes

For the three months ended June 30, 2024, TKO recorded a provision for income taxes of $39.6 million compared to $2.9 million for the three months ended June 30, 2023. This increase was primarily due to the new corporate structure as a result of the Transactions.

For the six months ended June 30, 2024, TKO recorded a provision for income taxes of $14.1 million compared to a provision of $6.5 million for the six months ended June 30, 2023. This change was primarily related to the legal settlement for UFC antitrust lawsuits of $335.0 million that resulted in a $39.2 million discrete tax benefit that was recognized in the current year period.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests was income of $91.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to the change in the amount of reported net income for the three months ended June 30, 2024 as compared to the reported net income for the three months ended June 30, 2023 as well as the effect of the Transactions.

Net income (loss) attributable to non-controlling interests was a loss of $54.1 million and income of $0.8 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to the change in the amount of reported net loss for the six months ended June 30, 2024 as compared to the reported net income for the six months ended June 30, 2023 as well as the effect of the Transactions.

Segment Results of Operations

As of June 30, 2024, we classified our business into two reportable segments: UFC and WWE. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
UFC	$394.4	$305.2	$707.4	$611.9
WWE	456.8	—	773.5	—
Total Revenue	$851.2	$305.2	$1,480.9	$611.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Adjusted EBITDA:
UFC	$231.9	$188.2	$427.0	$374.5
WWE	251.3	—	391.5	—
Corporate	(62.3)	(14.6)	(115.4)	(28.3)
Total Adjusted EBITDA	$420.9	$173.6	$703.1	$346.2

UFC

The following table sets forth our UFC segment results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Media rights and content	$250.6	$211.7	$465.1	$435.8
Live events	69.1	32.4	104.4	63.8
Sponsorship	61.7	46.2	110.3	84.2
Consumer products licensing	13.0	14.9	27.6	28.1
Total Revenue	$394.4	$305.2	$707.4	$611.9

Direct operating costs	$119.6	$82.8	$201.9	$171.9
Selling, general and administrative expenses	$42.9	$34.2	$78.5	$65.5
Adjusted EBITDA	$231.9	$188.2	$427.0	$374.5
Adjusted EBITDA margin	59%	62%	60%	61%

Operating Metrics
Number of events
Numbered events	4	3	7	7
Fight Nights	7	8	15	14
Total events	11	11	22	21

Location of events
United States	9	10	18	17
International	2	1	4	4
Total events	11	11	22	21

WWE

The following table sets forth our WWE segment results for the three and six months ended June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Media rights and content	$260.7	$—	$481.8	$—
Live events	144.1	—	194.3	—
Sponsorship	24.7	—	38.5	—
Consumer products licensing	27.3	—	58.9	—
Total Revenue	$456.8	$—	$773.5	$—

Direct operating costs	$127.1	$—	$227.8	$—
Selling, general and administrative expenses	$78.4	$—	$154.2	$—
Adjusted EBITDA	$251.3	$—	$391.5	$—
Adjusted EBITDA margin	55%	N/A	51%	N/A

Operating Metrics
Number of events
Premium live events	5	N/A	7	N/A
Televised events	26	N/A	51	N/A
Non-televised events	15	N/A	35	N/A
Total events	46	N/A	93	N/A

Location of events
United States	32	N/A	77	N/A
International	14	N/A	16	N/A
Total events	46	N/A	93	N/A

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

The following table displays results for Corporate for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended

	June 30,		June 30,
	2024	2023	2024	2023
Adjusted EBITDA	$(62.3)	$(14.6)	$(115.4)	$(28.3)

Adjusted EBITDA for the three months ended June 30, 2024 decreased by $47.7 million, or 327%, compared to the three months ended June 30, 2023. The acquisition of WWE contributed corporate expenses of $21.5 million, primarily driven by the cost of personnel and other general and administrative expenses, and $17.5 million was the result of increases in cost of personnel, including TKO executive compensation, and other public company expenses following the Transactions. The remaining decrease was due to $8.7 million of higher services fees paid to Endeavor.

Adjusted EBITDA for the six months ended June 30, 2024 decreased by $87.1 million, or 308%, compared to the six months ended June 30, 2023. The acquisition of WWE contributed corporate expenses of $40.4 million, primarily driven by the cost of personnel and other general and administrative expenses, and $34.0 million was the result of increases in cost of personnel, including TKO executive compensation, and other public company expenses following the Transactions. The remaining decrease was due to $12.7 million of higher service fees paid to Endeavor.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$150.7	$81.8	$(98.8)	$169.8
Provision for income taxes	39.6	2.9	14.1	6.5
Interest expense, net	65.7	57.9	130.2	111.8
Depreciation and amortization	103.9	15.0	211.0	30.2
Equity-based compensation expense (1)	24.4	5.8	54.6	11.6
Merger and acquisition costs (2)	2.4	9.5	2.9	14.9
Certain legal costs (3)	6.0	0.1	351.2	0.5
Restructuring, severance and impairment (4)	28.9	—	38.1	—
Other adjustments	(0.7)	0.6	(0.2)	0.9
Total Adjusted EBITDA	$420.9	$173.6	$703.1	$346.2
Net income (loss) margin	18%	27%	(7)%	28%
Adjusted EBITDA margin	49%	57%	47%	57%

(1)Equity-based compensation represents non-cash compensation expense for awards issued under Endeavor’s 2021 Plan subsequent to its April 28, 2021 IPO, for the Replacement Awards (as defined in Note 4, Acquisition of WWE, to our unaudited consolidated financial statements included in this Quarterly Report) and for awards issued under the 2023 Incentive Award Plan. For the three and six months ended June 30, 2024, equity-based compensation includes $6.7 million and $15.7 million of expense, respectively, associated with certain services provided by an independent contractor in the WWE segment and $0.9 million and $3.3 million of expense, respectively, associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate.

(2)Includes (i) certain costs of professional fees and bonuses related to the Transactions and payable contingent on the closing of the Transactions and (ii) certain costs of professional advisors related to potential mergers and acquisitions.

(3)Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the six months ended June 30, 2024, these costs include the settlement amount of $335.0 million regarding the UFC antitrust lawsuits, as described in Note 17, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report.

(4)Includes costs resulting from the Company’s cost reduction program during the three and six months ended June 30, 2024, as described in Note 16, Restructuring Charges, to our unaudited consolidated financial statements in this Quarterly Report. Additionally, during the three and six months ended June 30, 2024, the Company recorded an impairment charge of $24.3 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 6, Supplementary Data, to our unaudited consolidated financial statements included in this Quarterly Report.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt.

Credit Facilities

As of June 30, 2024, there is currently outstanding an aggregate of $2.7 billion of first lien term loans under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility”, and, together with the First Lien Term Loan, the “Credit Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof.

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

As of June 30, 2024, the Company had the option to borrow incremental term loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on its First Lien Leverage Ratio. The Credit Agreement includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

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

As of June 30, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility and $10.0 million outstanding letters of credit. In April 2024, the Company borrowed $150.0 million under the Revolving Credit Facility to fund certain share repurchases that occurred during the second quarter of 2024. In June 2024, the Company fully repaid the $150.0 million outstanding. In May 2024, the Company entered into an amendment to the Credit Agreement, which extended the Revolving Credit Facility’s maturity by twelve months to October 29, 2025.

The Revolving Credit Facility is subject to a financial covenant if greater than 35% of the borrowing capacity of the Revolving Credit Facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on June 30, 2024, as the Company had no borrowings outstanding under the Revolving Credit Facility.

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

The applicable loan agreements each contain a financial covenant that requires UFC to maintain a Debt Service Coverage Ratio as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis (the “Secured Commercial Loan Covenant”). As of June 30, 2024, UFC was in compliance with the Secured Commercial Loan Covenant.

Cash Flows Overview

	Six Months Ended

	June 30,
	2024	2023
Net cash provided by operating activities	$290.0	$180.7
Net cash used in investing activities	$(48.3)	$(9.2)
Net cash used in financing activities	$(199.3)	$(178.1)

Operating activities increased from $180.7 million of cash provided in the six months ended June 30, 2023 to $290.0 million of cash provided in the six months ended June 30, 2024. Cash provided in the six months ended June 30, 2024 was primarily due to an increase in accounts payable and accrued liabilities of $331.3 million driven by the $335.0 million charge under the settlement agreement in the UFC antitrust lawsuits and the timing of bonus payments, partially offset by a decrease in net income for the period of $268.6 million, which included certain non-cash items, including depreciation and amortization of $180.8 million and equity-based compensation of $43.0 million.

Investing activities decreased from $9.2 million of cash used in the six months ended June 30, 2023 to $48.3 million of cash used in the six months ended June 30, 2024. Cash used in the six months ended June 30, 2024 primarily reflects payments for property, buildings and equipment and investments in affiliates. Cash used in the six months ended June 30, 2023 primarily reflects payments for property, buildings and equipment.

Financing activities decreased from $178.1 million of cash used in the six months ended June 30, 2023 to $199.3 million of cash used in the six months ended June 30, 2024. Cash used in the six months ended June 30, 2024 primarily reflects share repurchases of $165.0 million, net payments on debt of $22.0 million and distributions to Endeavor and its subsidiaries of $12.3 million. Cash used in the six months ended June 30, 2023 primarily reflects distributions to Endeavor and subsidiaries of $161.5 million and net payments on debt of $16.3 million.

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

TKO expects that its primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of its business, (2) pay operating expenses, including cash compensation to its employees, athletes and talent, (3) fund capital expenditures and investments, (4) pay interest and principal when due on the Credit Facilities, (5) pay income taxes, (6) reduce its outstanding indebtedness under the Credit Facilities, (7) fund the legal settlements described in Note 17, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report, and (8) make distributions to members and, in accordance with the Company’s cash management policy, to TKO stockholders.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2023 Annual Report. During the six months ended June 30, 2024, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of June 30, 2024, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $27 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the six months ended June 30, 2024, revenues would have decreased by approximately $2.4 million and operating income would have increased by approximately $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, refer to Note 17, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Class A common stock of the Company made during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
April 1, 2024 to April 30, 2024	1,853,724	$89.01	1,853,724	$—
May 1, 2024 to May 31, 2024	—	$—	—	$—
June 1, 2024 to June 30, 2024	—	$—	—	$—
Total	1,853,724		1,853,724

(1)On April 7, 2024, we entered into a stock purchase agreement with Vincent McMahon, pursuant to which we agreed to purchase 1,853,724 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate of $165.0 million (the “Share Repurchase”). The Company funded the Share Repurchase with approximately $150.0 million of borrowings under the Revolving Credit Facility and with cash on hand. See Note 11, Stockholders’ Equity, to our unaudited consolidated financial statements included in this Quarterly Report for additional information regarding the Share Repurchase.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023
3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023
3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023
4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023
4.2	Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016.	8-K	001-16131	4.1	12/16/2016
4.3	Form of 3.375% Convertible Senior Note due 2023.	8-K	001-16131	4.1	12/16/2016
4.4	First Supplemental Indenture, among World Wrestling Entertainment, Inc., New Whale Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16131	4.2	09/12/2023

10.1#	Fourth Refinancing Agreement, dated as of May 1, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-41797	10.1	05/08/2024
10.9	TKO Stock Purchase Agreement, dated April 7, 2024. by and between TKO Group Holdings, Inc. and Vincent K. McMahon.	10-Q	001-41797	10.9	05/08/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	August 8, 2024	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

Date:	August 8, 2024	By:	/s/ SHANE KAPRAL
Shane Kapral
Chief Accounting Officer
(principal accounting officer and authorized
signatory)