Form 10-Q
period 2024-09-30
TKO Group Holdings, Inc.
filed 2024-11-06
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of October 31, 2024, there were 81,149,701 shares of the Registrant’s Class A common stock outstanding and 89,616,891 shares of the Registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical fact contained in this Quarterly Report, including without limitation, statements regarding the anticipated benefits of and costs associated with the Transactions (as defined below); our expectations surrounding the Transactions and our ability to grow our business and bolster our financial position; our expected contractual obligations and capital expenditures; our future results of operations and financial position; our expectations regarding strategic transactions, including the Endeavor Asset Acquisition; our expectations regarding actions under our capital return program, including the amount and frequency of share repurchases and dividends; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; and our competitive market position within our industry are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms “aim,” "anticipate," "believe," "could," “mission,” "may," "will," "should," "expect," "intend," "plan," "estimate," "project," "predict," "potential," “target,” "contemplate," or, in each case, their negative, or other variations or comparable terminology and expressions. The forward-looking statements in this Quarterly Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to:

•
difficulties with the integration and in realizing the expected benefits of the Transactions, including the business combination;
•
the unfavorable outcome of legal proceedings that may be instituted against TKO Group Holdings, UFC, WWE and their affiliates in connection with the Transactions, including the business combination;
•
the inability to capture all or part of the anticipated cost and revenue synergies;
•
potential liabilities that are not known, probable or estimable at this time;
•
the inability to maintain the listing of our Class A common stock on the NYSE;
•
the risk of adverse tax consequences of the Merger and the Conversion;
•
the inability to retain WWE or UFC management, employees and/or talent;
•
the impact of future domestic and international industry trends on our business and our future growth, business strategy and objectives for future operations;
•
the inability to renew or replace our distribution rights agreements on equal or more favorable terms;
•
the possibility we may be adversely affected by other economic, business and/or competitive factors; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”), as updated by Part II, Item 1A. "Risk Factors" in this Quarterly Report and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

DEFINITIONS

As used in this Quarterly Report, unless we state otherwise or the context otherwise requires:

•
“we,” “us,” “our,” “TKO Group Holdings,” “TKO,” the “Company,” and similar references refer (1) prior to the consummation of the Transactions to Zuffa Parent, LLC, and (2) after the consummation of the Transactions to TKO Group Holdings, Inc. and its consolidated subsidiaries.
•
“Board” refers to the board of directors of TKO Group Holdings.
•
“business combination” refers to the combination of the businesses of WWE and TKO OpCo.
•
“Class A common stock” refers to the Class A common stock, par value $0.00001 per share, of TKO.
•
“Class B common stock” refers to the Class B common stock, par value $0.00001 per share, of TKO.
•
“DGCL” refers to the General Corporation Law of the State of Delaware.
•
“Endeavor” refers to Endeavor Group Holdings, Inc., a Delaware corporation.
•
"Endeavor Asset Acquisition" refers to the transactions contemplated by the Transaction Agreement, dated as of October 24, 2024, by and among TKO OpCo, the Company, Endeavor OpCo, IMG Worldwide, LLC (“IMG Worldwide” and, together with EOC, the “EDR Parties”); and Trans World International, LLC (“Trans World International”), pursuant to which, among other things and subject to the satisfaction or waiver of the conditions specified therein, the EDR Parties will directly or indirectly contribute, assign and transfer to TKO Opco the Professional Bull Riders, On Location and IMG businesses currently operated by the EDR Parties.
•
“Endeavor OpCo” refers to Endeavor Operating Company, LLC, a Delaware limited liability company and subsidiary of Endeavor.
•
“fully-diluted basis” means on a basis calculated assuming the full cash exercise (and not net settlement but, for the avoidance of doubt, including the conversion of the Convertible Notes (to the extent not converted prior to closing of the Transaction)) of all outstanding options, warrants, restricted stock units, performance stock units, dividend equivalent rights and other rights and obligations (including any promised equity awards and assuming the full issuance of the shares underlying such awards) to acquire voting interests of TKO Group Holdings (without regard to any vesting provisions and, with respect to any promised awards whose issuance is conditioned in full or in part based on achievement of performance goals or metrics, assuming achievement at target performance) and the full conversion, exercise, exchange, settlement of all issued and outstanding securities convertible into or exercisable, exchangeable or settleable for voting interests of TKO Group Holdings, not including any voting interests of TKO Group Holdings reserved for issuance pursuant to future awards under any option, equity bonus, share purchase or other equity incentive plan or arrangement of TKO Group Holdings (other than promised awards described above), and any other interests or shares, as applicable, that may be issued or exercised. For the avoidance of doubt, this definition assumes no net settlement or other reduction in respect of withholding tax obligations in connection with the issuance, conversion, exercise, exchange or settlement of such rights or obligations to acquire interests of TKO Group Holdings as described in the foregoing.
•
“NYSE” refers to the New York Stock Exchange.

•
“Services Agreement” means the services agreement dated as of September 12, 2023, by and between Endeavor and TKO OpCo.
•
“TKO OpCo” refers to TKO Operating Company, LLC (f/k/a Zuffa Parent LLC), a Delaware limited liability company and our direct subsidiary.
•
“TKO OpCo Units” refers to all of the existing equity interests in TKO OpCo.
•
“Transactions” refer, collectively, to the transactions pursuant to the Transaction Agreement (defined below) pursuant to which: (i) WWE undertook certain internal restructuring steps; (ii) Whale Merger Sub Inc. (“Merger Sub”) merged with and into WWE (the “Merger”), with WWE surviving the Merger (the “Surviving Entity”) and becoming a direct wholly owned subsidiary of the Company; (iii) immediately following the Merger, the Company caused the Surviving Entity to be converted into a Delaware limited liability company (“WWE LLC”) and the Company became the sole managing member of WWE LLC (the “Conversion”); and (iv) following the Conversion, TKO Group Holdings, Inc. (x) contributed all of the equity interests of WWE LLC to TKO OpCo in exchange for 49% of the membership interests in TKO OpCo on a fully diluted basis, and (y) issued to Endeavor OpCo and certain of Endeavor’s other subsidiaries a number of shares of our Class B common stock representing, in the aggregate, approximately 51% of the total voting power of the Company’s stock on a fully-diluted basis, in exchange for a payment equal to the par value of such Class B common stock.
•
“Transaction Agreement” refers to the transaction agreement, dated as of April 2, 2023, by and among Endeavor, Endeavor OpCo, TKO OpCo, WWE, the Company, and Merger Sub.
•
“UFC” refers to the Ultimate Fighting Championship.
•
“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).
•
“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of September 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$457,410	$235,839
Accounts receivable (net of allowance for doubtful accounts of $2,417 and $1,093, respectively)	250,585	135,436
Other current assets	185,822	121,155
Total current assets	893,817	492,430
Property, buildings and equipment, net	528,200	608,416
Intangible assets, net	3,325,151	3,563,663
Finance lease right-of-use assets, net	233,032	255,709
Operating lease right-of-use assets, net	33,539	35,508
Goodwill	7,663,992	7,666,485
Investments	33,163	16,392
Other assets	59,509	52,136
Total assets	$12,770,403	$12,690,739
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$31,712	$42,040
Accrued liabilities	613,392	267,363
Current portion of long-term debt	22,171	22,367
Current portion of finance lease liabilities	9,591	8,135
Current portion of operating lease liabilities	4,675	4,246
Deferred revenue	67,707	118,992
Other current liabilities	14,185	8,997
Total current liabilities	763,433	472,140
Long-term debt	2,697,327	2,713,948
Long-term finance lease liabilities	224,645	245,288
Long-term operating lease liabilities	30,318	32,911
Deferred tax liabilities	372,953	372,860
Other long-term liabilities	5,875	3,046
Total liabilities	4,094,551	3,840,193
Commitments and contingencies (Note 18)
Redeemable non-controlling interests	13,754	11,594
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 81,146,843 and 82,292,902 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 89,616,891 and 89,616,891 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	4,370,367	4,244,537
Accumulated other comprehensive loss	(2,998)	(332)
Accumulated deficit	(322,810)	(135,227)
Total TKO Group Holdings, Inc. stockholders’ equity	4,044,561	4,108,980
Nonredeemable non-controlling interests	4,617,537	4,729,972
Total stockholders' equity	8,662,098	8,838,952
Total liabilities, redeemable non-controlling interests and stockholders' equity	$12,770,403	$12,690,739

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$681,273	$449,058	$2,162,145	$1,060,973
Operating expenses:
Direct operating costs	207,092	130,312	667,899	302,253
Selling, general and administrative expenses	239,660	193,211	1,004,142	313,033
Depreciation and amortization	98,148	31,698	309,128	61,900
Total operating expenses	544,900	355,221	1,981,169	677,186
Operating income	136,373	93,837	180,976	383,787
Other expenses:
Interest expense, net	(62,644)	(60,636)	(192,868)	(172,439)
Other income (expense), net	1,381	(696)	1,885	(1,560)
Income (loss) before income taxes and equity (earnings) losses of affiliates	75,110	32,505	(10,007)	209,788
Provision for income taxes	17,777	11,156	31,829	17,655
Income (loss) before equity (earnings) losses of affiliates	57,333	21,349	(41,836)	192,133
Equity (earnings) losses of affiliates, net of tax	(389)	(671)	(712)	309
Net income (loss)	57,722	22,020	(41,124)	191,824
Less: Net income (loss) attributable to non-controlling interests	34,586	(22,471)	(19,527)	(21,683)
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	—	66,377	—	235,393
Net income (loss) attributable to TKO Group Holdings, Inc.	$23,136	$(21,886)	$(21,597)	$(21,886)
Basic net earnings (loss) per share of Class A common stock	$0.29	$(0.26)	$(0.27)	$(0.26)
Diluted net earnings (loss) per share of Class A common stock	$0.28	$(0.26)	$(0.27)	$(0.26)
Weighted average number of common shares used in computing basic earnings (loss) per share	80,966,252	83,161,406	81,399,221	83,161,406
Weighted average number of common shares used in computing diluted net earnings (loss) per share	171,601,095	83,161,406	81,399,221	83,161,406

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$57,722	$22,020	$(41,124)	$191,824
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(825)	(300)	(2,101)	(1,432)
Cash flow hedges:
Change in net unrealized gains (losses)	(923)	574	(337)	775
Amortization of cash flow hedge fair value to net income	(76)	(76)	(228)	(228)
Total comprehensive income (loss), net of tax	55,898	22,218	(43,790)	190,939
Less: Comprehensive income (loss) attributable to non-controlling interests	34,586	(22,471)	(19,527)	(21,683)
Less: Comprehensive income attributable to TKO Operating Company, LLC prior to the Transactions	—	66,121	—	234,054
Comprehensive income (loss) attributable to TKO Group Holdings, Inc.	$21,312	$(21,432)	$(24,263)	$(21,432)

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2024
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, June 30, 2024	80,713	$1	89,617	$1	$4,339,217	$(1,174)	$(346,425)	$3,991,620	$4,623,445	$8,615,065
Comprehensive income (loss)	—	—	—	—	—	(1,824)	23,136	21,312	33,911	55,223
Distributions to members	—	—	—	—	—	—	—	—	(29,444)	(29,444)
Contributions from members	—	—	—	—	—	—	—	—	1,139	1,139
Stock issuances and other, net	434	—	—	—	—	—	—	—	—	—
Excise taxes on repurchase of common stock	—	—	—	—	—	—	479	479	—	479
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,657)	—	—	(5,657)	—	(5,657)
Equity-based compensation	—	—	—	—	18,906	—	—	18,906	—	18,906
Principal stockholder contributions	—	—	—	—	6,387	—	—	6,387	—	6,387
Equity reallocation between controlling and non-controlling interests	—	—	—	—	11,514	—	—	11,514	(11,514)	—
Balance, September 30, 2024	81,147	$1	89,617	$1	$4,370,367	$(2,998)	$(322,810)	$4,044,561	$4,617,537	$8,662,098

	Nine Months Ended September 30, 2024
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2023	82,293	$1	89,617	$1	$4,244,537	$(332)	$(135,227)	$4,108,980	$4,729,972	$8,838,952
Comprehensive loss	—	—	—	—	—	(2,666)	(21,597)	(24,263)	(21,686)	(45,949)
Distributions to members	—	—	—	—	—	—	—	—	(41,778)	(41,778)
Contributions from members	—	—	—	—	—	—	—	—	5,779	5,779
Stock issuances and other, net	708	—	—	—	—	—	—	—	—	—
Repurchases and retirements of common stock	(1,854)	—	—	—	—	—	(165,000)	(165,000)	—	(165,000)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(986)	(986)	—	(986)
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,657)	—	—	(5,657)	—	(5,657)
Equity-based compensation	—	—	—	—	68,858	—	—	68,858	—	68,858
Principal stockholder contributions	—	—	—	—	7,879	—	—	7,879	—	7,879
Equity reallocation between controlling and non-controlling interests	—	—	—	—	54,750	—	—	54,750	(54,750)	—
Balance, September 30, 2024	81,147	$1	89,617	$1	$4,370,367	$(2,998)	$(322,810)	$4,044,561	$4,617,537	$8,662,098

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2023
							Accumulated		Total TKO	Nonredeemable
		Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Members	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Capital	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance, June 30, 2023	$587,161	—	$0	—	$0	$—	$(237)	$—	$586,924	$—	$586,924
Comprehensive income (loss) prior to reorganization and acquisition	66,377	—	—	—	—	—	(256)		66,121	—	66,121
Distributions to members prior to reorganization and acquisition	(98,389)	—	—	—	—	—	—	—	(98,389)	—	(98,389)
Contributions from members prior to reorganization and acquisition	3,659	—	—	—	—	—	—	—	3,659	—	3,659
Effects of reorganization and acquisition	(558,808)	83,161	1	89,617	1	4,166,297	256	—	3,607,747	4,818,385	8,426,132
Other comprehensive (loss) income	—	—	—	—	—	—	454	(21,886)	(21,432)	(22,886)	(44,318)
Distributions to members	—	—	—	—	—	—	—	—	—	(595)	(595)
Contributions from members	—	—	—	—	—	—	—	—	—	581	581
Stock issuances and other, net	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Conversions of convertible debt	—	1	—	—	—	28	—	—	28	—	28
Equity-based compensation	—	—	—	—	—	20,316	—	—	20,316	—	20,316
Balance, September 30, 2023	$-	83,162	$1	89,617	$1	$4,186,621	$217	$(21,886)	$4,164,954	$4,795,485	$8,960,439

	Nine Months Ended September 30, 2023
							Accumulated		Total TKO	Nonredeemable
		Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Members	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Capital	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2022	$568,070	—	$-	—	$0	$—	$846	$—	$568,916	$—	$568,916
Comprehensive income (loss) prior to reorganization and acquisition	235,393	—	—	—	—	—	(1,339)	—	234,054	—	234,054
Distributions to members prior to reorganization and acquisition	(259,898)	—	—	—	—	—	—	—	(259,898)	—	(259,898)
Contributions from members prior to reorganization and acquisition	15,243	—	—	—	—	—	—	—	15,243	—	15,243
Effects of reorganization and acquisition	(558,808)	83,161	1	89,617	1	4,166,297	256	—	3,607,747	4,818,385	8,426,132
Other comprehensive (loss) income	—	—	—	—	—	—	454	(21,886)	(21,432)	(22,886)	(44,318)
Distributions to members	—	—	—	—	—	—	—	—	—	(595)	(595)
Contributions from members	—	—	—	—	—	—	—	—	—	581	581
Stock issuances and other, net	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Conversions of convertible debt	—	1	—	—	—	28	—	—	28	—	28
Equity-based compensation	—	—	—	—	—	20,316	—	—	20,316	—	20,316
Balance, September 30, 2023	$-	83,162	$1	89,617	$1	$4,186,621	$217	$(21,886)	$4,164,954	$4,795,485	$8,960,439

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(41,124)	$191,824
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	309,128	61,900
Amortization and impairments of content costs	20,233	13,230
Amortization and write-off of original issue discount and deferred financing cost	8,151	7,889
Loss on impairment of assets held for sale	25,761	—
Equity-based compensation	74,637	36,142
Income taxes	721	5,959
Other, net	437	3,063
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(116,505)	(46,271)
Other current assets	(41,709)	19,402
Other noncurrent assets	(24,499)	(11,459)
Accounts payable and accrued liabilities	357,385	13,046
Deferred revenue	(49,316)	(39,810)
Other liabilities	3,272	(7,260)
Net cash provided by operating activities	526,572	247,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(54,640)	(12,568)
Investments in affiliates, net	(21,539)	—
Cash acquired from WWE	—	381,153
Payment of deferred consideration in the form of a dividend to former WWE shareholders	—	(321,006)
Proceeds from infrastructure improvement incentives	11,000	—
Proceeds from sales of property and equipment	45	—
Net cash (used in) provided by investing activities	(65,134)	47,579
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	150,000	—
Repayment of long-term debt	(183,547)	(24,485)
Payments for financing costs	—	(286)
Distributions to members	(41,778)	(260,493)
Taxes paid related to net settlement upon vesting of equity awards	(5,657)	—
Proceeds from principal stockholder contributions	6,387	—
Repurchase and retirement of common stock	(165,000)	—
Net cash used in financing activities	(239,595)	(285,264)

Effects of exchange rate movements on cash	(272)	(1,952)

NET INCREASE IN CASH AND CASH EQUIVALENTS	221,571	8,018
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	235,839	180,574
CASH AND CASH EQUIVALENTS, END OF PERIOD	$457,410	$188,592
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$190,140	$159,867
Cash payments for income taxes	$46,137	$11,869
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures included in current liabilities	$10,319	$4,938
Acquisition of WWE, net of deferred consideration	$—	$8,111,055
Capital contribution from parent for equity-based compensation	$5,779	$15,826
Principal stockholder contributions	$1,492	$—
Convertible notes exchanged for common stock	$—	$28
Excise taxes on repurchases of common stock	$986	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company operates and controls all of the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of September 30, 2024, the Company owned 47.5% of TKO OpCo.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU improves expense disclosures by requiring disclosure of additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2026 and should be applied either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any or all periods presented in the financial statements. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4. ACQUISITION OF WWE

Transactions Overview

On September 12, 2023 (the “Closing Date”), the transaction between EGH and WWE was completed with the newly-formed TKO combining the UFC and WWE businesses. Under the terms of the Transaction Agreement, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in the operating subsidiary, TKO OpCo, which owns all of the assets of the UFC and WWE businesses after the closing of the Transactions, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

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

The Transactions have been accounted for as a reverse acquisition of WWE using the acquisition method of accounting in accordance with the guidance of ASC 805, Business Combinations (“ASC 805”), with TKO OpCo, the legal acquiree, treated as the accounting acquirer. Based on this determination, the Company has allocated the purchase price to the fair value of WWE’s identifiable assets and liabilities as of the Closing Date, with the excess purchase price recorded as goodwill. The goodwill was assigned entirely to the WWE segment and is not deductible for tax purposes.

The weighted average life of finite-lived intangible assets acquired was 20.3 years, which consisted of trademarks and trade names with a weighted average life of 25.0 years, customer relationships with a weighted average life of 11.3 years and other intangible assets with a weighted average life of 3.6 years.

In connection with the Transactions, the Company incurred transaction costs of $0.3 million and $67.5 million, and $2.1 million and $82.5 million for the three and nine months ended September 30, 2024 and 2023, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

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

Allocation of Purchase Price

The purchase price is allocated to the underlying WWE assets acquired and liabilities assumed based on their estimated fair values on the Closing Date, with any excess purchase price recorded as goodwill. Goodwill is primarily attributable to the synergies that are expected to arise as a result of the Transactions and other intangible assets that do not qualify for separate recognition. The purchase price allocation reflects fair value estimates, including measurement period adjustments, based on management analysis, including work performed by third-party valuation specialists. The effects of measurement period adjustments made during the three and nine months ended September 30, 2024 were not material to the Company’s consolidated financial statements.

A summary of the final purchase price allocation is as follows:

Cash and cash equivalents	$381,153
Accounts receivable	105,237
Other current assets	89,256
Property, buildings and equipment	398,004
Intangible assets
Trademarks and trade names	2,188,200
Customer relationships	900,500
Other	128,300
Goodwill	5,063,067
Finance lease right of use assets	257,359
Operating lease right of use assets	12,337
Investments	12,007
Other assets	25,928
Deferred tax liabilities	(379,601)
Accounts payable and accrued liabilities	(124,280)
Current portion of long-term debt	(16,934)
Deferred revenue	(54,190)
Finance lease liabilities	(255,940)
Operating lease liabilities	(12,224)
Other long-term liabilities	(2,527)
Additional paid-in-capital (1)	(283,591)
Net assets acquired	$8,432,061

(1)
The additional paid-in-capital amount represents incremental goodwill related to deferred tax liabilities recorded at TKO’s parent company in connection with the acquisition of WWE.

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

Consolidated Statement of Operations for the period from September 12, 2023 through September 30, 2023

The following supplemental information presents the financial results of WWE operations included in the Consolidated Statement of Operations for the period from September 12, 2023 through September 30, 2023 (in thousands):

Revenue	$51,538
Net loss	(44,980)

Supplemental Pro Forma Financial Information

The following presents unaudited pro forma results of operations for the three and nine months ended September 30, 2023 as if the Transactions had occurred as of January 1, 2022 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
Pro forma revenue	$684,732	$2,004,573
Pro forma net income	72,060	243,224

The pro forma information includes the historical operating results of Zuffa and WWE prior to the Transactions, with adjustments directly attributable to the business combination. Pro forma adjustments have been made to reflect the adjustment of nonrecurring transaction costs of $269.8 million, of which $187.3 million was incurred by WWE prior to the Transactions. The remaining pro forma adjustments are primarily related to incremental intangible asset amortization to be incurred based on the fair value and useful lives of each identifiable intangible asset, incremental management fees paid by the Company to Endeavor pursuant to the Services Agreement, incremental compensation expense for two key executives, including salaries, bonuses and TKO equity awards granted, and incremental equity-based compensation related to the Replacement Awards.

5. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the distribution of content, (ii) ticket sales at live events and site fees, (iii) sponsorship and advertising sales, and (iv) consumer product licensing.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
UFC Segment:
Media rights and content	$216,360	$266,758	$681,407	$702,529
Live events	51,347	51,863	155,776	115,658
Sponsorship	74,036	63,781	184,272	147,990
Consumer products licensing	13,228	15,118	40,864	43,258
Total UFC Segment revenue	354,971	397,520	1,062,319	1,009,435
WWE Segment:
Media rights and content	227,380	37,264	709,163	37,264
Live events	51,094	5,338	245,388	5,338
Sponsorship	21,669	2,606	60,234	2,606
Consumer products licensing	26,159	6,330	85,041	6,330
Total WWE Segment revenue	326,302	51,538	1,099,826	51,538
Total revenue	$681,273	$449,058	$2,162,145	$1,060,973

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year for their initial term prior to opt-out provisions with unsatisfied or partially satisfied performance obligations as of September 30, 2024 (in thousands):

Remainder of 2024	$460,415
2025	2,199,134
2026	1,255,640
2027	1,178,807
2028	1,124,700
Thereafter	984,842
Total remaining performance obligations	$7,203,538

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three and nine months ended September 30, 2024 and 2023, respectively.

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

The following table presents the Company’s deferred revenue as of September 30, 2024 and December 31, 2023 (in thousands):

	As of				As of
	December 31,			Foreign	September 30,
Description	2023	Additions	Deductions	Exchange	2024
Deferred revenue - current	$118,992	$1,019,969	$(1,071,251)	$(3)	$67,707
Deferred revenue - non-current	672	2,767	(504)	—	2,935

6. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

Property, buildings and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Buildings and improvements	$377,175	$394,481
Office, computer and other equipment	135,412	126,082
Furniture and fixtures	78,174	74,862
Land and land improvements	50,539	80,919
Construction in progress	21,442	20,389
	662,742	696,733
Less: accumulated depreciation	(134,542)	(88,317)
Total Property, buildings and equipment, net	$528,200	$608,416

Depreciation expense for property, buildings and equipment totaled $15.4 million and $5.1 million, and $52.7 million and $11.9 million for the three and nine months ended September 30, 2024 and 2023, respectively.

During the second quarter of 2024, the Company reclassified cost and accumulated depreciation of $53.4 million and $5.6 million, respectively, related to property, buildings and equipment associated with the previous WWE media production center in Stamford, Connecticut as held for sale, as the Company moved media production to the new WWE headquarters. During the three and nine months ended September 30, 2024, the Company recognized impairment charges of $1.5 million and $25.8 million, respectively, within the WWE segment as a result of reducing the carrying value of assets held for sale to their fair value less cost to sell, which is included as a component of selling, general and administrative expenses within the Company’s consolidated statements of operations. Assets held for sale of $29.5 million are included as a component of other current assets within our consolidated balance sheet as of September 30, 2024. These assets held for sale are being marketed for sale and it is the Company’s intention to complete the sale of these assets within the next twelve months.

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	As of	Charged to			As of
	December 31,	Costs and		Foreign	September 30,
	2023	Expenses	Deductions	Exchange	2024
Nine Months Ended September 30, 2024	$1,093	$1,958	$(634)	$—	$2,417

Film and Television Content Costs

The following table presents the Company’s unamortized content costs, which are included as a component of other assets in the consolidated balance sheets (in thousands):

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
Licensed and acquired program rights	$—	$—	$23,436	$21,413
Produced programming:
In release	24	1,410	1,945	2,049
Completed but not released	3	2,045	—	—
In production	721	1,350	125	819
In development	8	—	—	—
Total film and television costs	$756	$4,805	$25,506	$24,281

As of September 30, 2024, substantially all of the “in release” and “completed but not released” content costs that are monetized individually are estimated to be amortized over the next 12 months.

As of September 30, 2024, substantially all of the “licensed and acquired program rights” and “in release” content costs monetized as a film group are estimated to be amortized over the next three years.

Amortization and impairment of content costs, which are included as a component of direct operating costs in the consolidated statement of operations, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Content production amortization expense - assets monetized individually	$589	$1,070	$5,289	$1,070
Content production amortization expense - assets monetized as a film group	5,080	4,197	14,944	12,160
Content production impairment charges (1)	—	—	—	—
Total amortization and impairment of content costs	$5,669	$5,267	$20,233	$13,230

(1)
Unamortized content costs are evaluated for impairment whenever events or changes in circumstances indicate that the fair value of a film predominantly monetized on its own or a film group may be less than its amortized costs. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized costs, the asset is written down to fair value. In addition, if we determine that content will not likely air, we will expense the remaining unamortized costs.

Other current assets

The following is a summary of other current assets (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Prepaid taxes	$73,120	$57,885
Amounts due from the Group (Note 21)	34,376	11,599
Assets held for sale	29,543	7,500
Prepaid event and production-related costs	25,829	15,382
Prepaid insurance	1,362	8,145
Other	21,592	20,644
Total	$185,822	$121,155

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Legal settlements (Note 18)	$375,000	$—
Payroll-related costs	89,062	100,982
Event and production-related costs	49,631	51,015
Interest	41,247	41,634
Legal and professional fees	26,386	18,730
Accrued capital expenditures	10,056	29,550
Other	22,010	25,452
Total	$613,392	$267,363

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of Goodwill are as follows (in thousands):

	UFC (1)	WWE (2)	Total
Balance — December 31, 2023	$2,602,639	$5,063,846	$7,666,485
Foreign exchange and other	—	(2,493)	(2,493)
Balance — September 30, 2024	$2,602,639	$5,061,353	$7,663,992

(1)
Reflects goodwill resulting from the Company’s election to apply pushdown accounting to reflect EGH’s new basis of accounting in the UFC’s assets and liabilities, including goodwill, which occurred during 2016.
(2)
Reflects goodwill resulting from the Company's business acquisition of WWE. See Note 4, Acquisition of WWE, for further information.

There were no dispositions or impairments to goodwill during the three and nine months ended September 30, 2024 and 2023.

Intangible Assets, net

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2024 (in thousands):

	Weighted Average
	Estimated Useful Life		Accumulated
	(in years)	Gross Amount	Amortization	Carrying Value
Trademarks and trade names	22.8	$2,891,826	$(409,654)	$2,482,172
Customer relationships	6.7	1,255,010	(505,922)	749,088
Other (1)	3.4	146,931	(53,040)	93,891
Total intangible assets		$4,293,767	$(968,616)	$3,325,151

(1)
Other intangible assets as of September 30, 2024 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 4, Acquisition of WWE, for further information.

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

(1)
Other intangible assets as of December 31, 2023 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 4, Acquisition of WWE, for further information.

Amortization of intangible assets was $77.7 million and $26.2 million, and $240.8 million and $49.6 million, during the three and nine months ended September 30, 2024 and 2023, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations.

8. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Equity method investments	$20,396	$3,775
Nonmarketable equity investments without readily determinable fair values	12,767	12,617
Total investment securities	$33,163	$16,392

Equity Method Investments

In July 2024, the Company paid $15.0 million in exchange for an approximately 5% ownership stake in EverPass, LLC, which owns a live sports media platform that assists in distributing live sports and entertainment content to bars, restaurants, hotels and other commercial venues. The Company also made an additional pro rata capital contribution of $2.0 million in September 2024. The Company has accounted for this investment using the equity method of accounting and will recognize its proportionate share of income or loss in future periods.

The Company recognized equity earnings of $0.4 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and equity earnings of $0.7 million and equity losses of $0.3 million for the nine months ended September 30, 2024 and 2023, respectively, from our other equity method investments. During the three and nine months ended September 30, 2024, the Company received distributions of $0.4 million and $1.1 million from these equity method investments.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of September 30, 2024 and December 31, 2023, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on these investments during the three and nine months ended September 30, 2024 and 2023. In addition, there were no observable price change events that were completed during the three and nine months ended September 30, 2024 and 2023.

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

9. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	September 30,	December 31,
	2024	2023
First Lien Term Loan (due April 2026)	$2,705,516	$2,728,766
Secured Commercial Loans	30,666	31,867
Total principal	2,736,182	2,760,633
Unamortized discount	(5,731)	(8,367)
Unamortized debt issuance cost	(10,953)	(15,951)
Total debt	2,719,498	2,736,315
Less: Current portion of long-term debt	(22,171)	(22,367)
Total long-term debt	$2,697,327	$2,713,948

First Lien Term Loan (due April 2026)

As of September 30, 2024 and December 31, 2023, the Company had $2.7 billion and $2.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility”, and, together with the First Lien Term Loan, the “Credit Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof. In May 2024, the Company entered into an amendment to the Credit Agreement, which extended the Revolving Credit Facility’s maturity by twelve months to October 29, 2025.

Payments under the First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date of April 29, 2026. In June 2023, the Company amended the terms of the First Lien Term Loan to replace the adjusted LIBOR reference rate with Term Secured Overnight Financing Rate (“SOFR”) and provide for a credit spread adjustment (as defined in the Credit Agreement). The First Lien Term Loan accrues interest at an annual interest rate of adjusted SOFR plus 2.75-3.00%, which totaled 8.29% as of September 30, 2024.

In April 2024, the Company borrowed $150.0 million under its Revolving Credit Facility to fund certain share repurchases that occurred during the second quarter of 2024, as discussed in Note 11, Stockholders’ Equity. In June 2024, the Company fully repaid the $150.0 million outstanding. As of September 30, 2024 and December 31, 2023, there was no outstanding balance under the Revolving Credit Facility.

The Credit Facilities contain a financial covenant that requires the Company to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA as defined in the Credit Agreement of no more than 6.5-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings under the Revolving Credit Facility plus outstanding letters of credit exceeding $10.0 million that are not cash collateralized exceeds thirty-five percent of the capacity of the Revolving Credit Facility as measured on a quarterly basis, as defined in the Credit Agreement. This covenant did not apply as of September 30, 2024 and December 31, 2023, as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had $10.0 million of outstanding letters of credit as of September 30, 2024, and no outstanding letters of credit as of December 31, 2023.

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

The estimated fair values of the Company’s First Lien Term Loan are based on quoted market values for the debt. As of September 30, 2024 and December 31, 2023, the face amount of the Company’s First Lien Term Loan approximates its fair value.

Secured Commercial Loans

As of September 30, 2024 and December 31, 2023, the Company had $30.7 million and $31.9 million, respectively, of secured loans outstanding, which were entered into in October 2018 in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except one of the Loan Agreements is secured by a deed of trust for the UFC’s headquarters building located at 6650 S. Torrey Pines Drive, Las Vegas, Nevada and underlying land and the other Loan Agreement is secured by a deed of trust for a building located at 6650 El Camino Road, Las Vegas, Nevada and its adjacent land. In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Secured Commercial Loans contain a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis. As of September 30, 2024 and December 31, 2023, the Company was in compliance with its financial debt covenant under the Secured Commercial Loans.

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

In May 2023, the Company amended its Secured Commercial Loans and associated interest rate swap to replace the LIBOR reference rate with Term SOFR. The swap requires the Company to pay a fixed rate of 4.99% and receive the total of SOFR + 1.70%, which totaled 6.90% as of September 30, 2024.

Prior to the May 2023 amendment the fair value of the swap was based on commonly quoted monthly LIBOR rates. Subsequent to this amendment, the fair value of the swap is based on commonly quoted monthly Term SOFR rates. Both the LIBOR and Term SOFR reference rates are considered observable inputs representing a Level 2 measurement within the fair value hierarchy. The fair value of the swap was zero and $0.3 million as of September 30, 2024 and December 31, 2023, respectively, and was included in other assets in the consolidated balance sheets.

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

As of September 30, 2024, the Company owned 47.5% of TKO OpCo and EGH and its subsidiaries owned 52.5% of TKO OpCo.

As of September 30, 2024, EGH and its subsidiaries collectively controlled 53.4% of the voting interests in TKO through their ownership of both Class A common stock and Class B common stock.

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

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and six months after the consummation of the investment. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of September 30, 2024 and December 31, 2023, the estimated redemption value was $11.2 million.

The changes in carrying value of the redeemable non-controlling interest for the nine months ended September 30, 2024 were as follows (in thousands):

Balance — December 31, 2023	$11,594
Net income attributable to non-controlling interest holders	2,160
Balance — September 30, 2024	$13,754

13. EQUITY-BASED COMPENSATION

Equity-based compensation expense, which is included within direct operating costs and selling, general and administrative expenses on the Company’s consolidated statements of operations, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
EGH 2021 Plan	$1,139	$4,242	$5,779	$15,826
Replacement Awards under WWE 2016 Plan	4,230	19,381	20,016	19,381
TKO 2023 Plan	14,676	935	48,842	935
Equity-based compensation expense	$20,045	$24,558	$74,637	$36,142

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

The following table summarizes the RSU award activity under the EGH 2021 Plan for the nine months ended September 30, 2024:

	Time Vested RSUs		Market / Market and Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	605,610	$25.74	5,115	$24.65
Granted	—	$—	—	$—
Transfers	12,227	$24.43
Vested	(379,555)	$27.86	—	$—
Forfeited	(1,786)	$21.73	—	$—
Outstanding at September 30, 2024	236,496	$22.30	5,115	$24.65

The following table summarizes the stock option award activity under the EGH 2021 Plan for the nine months ended September 30, 2024:

	Stock Options
	Units	Weighted-Average Exercise Price
Outstanding at January 1, 2024	286,836	$26.04
Granted	—	$—
Vested	—	$—
Forfeited or expired	—	$—
Outstanding at September 30, 2024	286,836	$26.04
Vested and exercisable at September 30, 2024	258,064	$25.51

Replacement Awards

The following table summarizes the RSU award activity under the WWE 2016 Plan for the nine months ended September 30, 2024:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	701,090	$100.65
Vested	(256,985)	$100.65
Forfeited	(187,248)	$100.65
Outstanding at September 30, 2024	256,857	$100.65

The following table summarizes the PSU award activity under the WWE 2016 Plan for the nine months ended September 30, 2024:

	Time Vested PSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	327,403	$93.84
Vested	(136,885)	$100.65
Forfeited	(6,028)	$100.65
Outstanding at September 30, 2024	184,490	$115.27

TKO 2023 Plan

The terms of each award, including vesting and forfeiture, are determined by the administrator of the TKO 2023 Plan. Key grant terms include time-based vesting over a six-month to four-year period.

In January 2024, WWE entered into an Independent Services Contractor and Merchandising Agreement (the “DJ Services Agreement”) with Dwayne Johnson, a member of the Company’s board of directors, pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. See Note 21, Related Party Transactions, for further discussion. As consideration for Mr. Johnson’s services provided under the DJ Services Agreement, the Company granted Mr. Johnson RSUs for an aggregate value of $30.0 million. During three and nine months ended September 30, 2024, the Company recorded equity-based compensation expenses of approximately $1.0 million and $16.7 million, respectively, associated with these RSUs, which are included within direct operating costs in the Company’s consolidated statement of operations. The units associated with these awards are included in the table below.

The following table summarizes the RSU award activity under the TKO 2023 Plan for the nine months ended September 30, 2024:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	935,536	$91.23
Granted	1,630,439	$91.95
Vested	(362,990)	$89.35
Forfeited	(32,052)	$85.78
Outstanding at September 30, 2024	2,170,933	$92.17

14. EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net income (loss) available to common stockholders of the Company during the three and nine months ended September 30, 2024 and 2023, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income (loss) available to common stockholders by the diluted weighted average shares outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (refer to Note 13, Equity-based Compensation) were anti-dilutive during the nine months ended September 30, 2024 and three and nine months ended September 30, 2023.

The following table presents the computation of basic and diluted net earnings (loss) per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to TKO Group Holdings, Inc.	$23,136	$(21,886)	$(21,597)	$(21,886)
Effect of dilutive securities:
Adjustment to net income attributable to TKO Group Holdings, Inc. from the assumed conversion of Class B shares	25,251	—	—	—
Net income (loss) attributable to TKO Group Holdings, Inc. used in computing diluted earnings (loss) per share	$48,387	$(21,886)	$(21,597)	$(21,886)

Denominator
Weighted average Class A Common Shares outstanding - Basic	80,966,252	83,161,406	81,399,221	83,161,406
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	1,017,952	—	—	—
Additional shares from the assumed conversion of Class B shares	89,616,891	—	—	—
Weighted average number of shares used in computing diluted earnings (loss) per share	171,601,095	83,161,406	81,399,221	83,161,406

Basic earnings (loss) per share	$0.29	$(0.26)	$(0.27)	$(0.26)
Diluted earnings (loss) per share	$0.28	$(0.26)	$(0.27)	$(0.26)

Securities that are anti-dilutive this period
Unvested RSUs	—	2,124,327	2,427,790	2,124,327
Unvested PSUs	—	674,638	184,490	674,638
Shares outstanding under Convertible Notes	—	175,584	—	175,584
TKO Class B Common Shares	—	89,616,891	89,616,891	89,616,891

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

As discussed in Note 4, Acquisition of WWE, the Transactions are accounted for as a reverse acquisition of WWE using the acquisition method of accounting in accordance with ASC 805. As a result, TKO recorded a fair value step-up on the acquired WWE net assets in the amount of $3.3 billion and deferred tax liabilities in the amount of $379.6 million, all of which was recorded through goodwill as of the Closing Date.

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. During the three and nine months ended September 30, 2024, the Company treated the legal settlement related to UFC antitrust lawsuits of $40.0 million and $375.0 million, respectively, as described in Note 18, Commitments and Contingencies, discretely. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and nine months ended September 30, 2024 and 2023, respectively, adjusted for discrete items as noted.

The provision for income taxes for the three months ended September 30, 2024 and 2023 was $17.8 million and $11.2 million, respectively, based on pretax income of $75.1 million and $32.5 million, respectively. The effective tax rate was 23.7% and 34.5% for the three months ended September 30, 2024 and 2023, respectively. The provision for income taxes for the nine months ended September

30, 2024 and 2023 was $31.8 million and $17.7 million, respectively, based on pretax loss of $10.0 million and pretax income of $209.8 million, respectively. The effective tax rate was (318.0)% and 8.4% for the nine months ended September 30, 2024 and 2023, respectively. The tax provision for the three and nine months ended September 30, 2024 differs from tax expense in the same period in 2023 primarily due to the new corporate structure as a result of the Transactions and the legal settlement related to UFC antitrust lawsuits of $40.0 million and $375.0 million, respectively, that resulted in the recognition of discrete tax benefits of $4.8 million and $44.0 million, respectively, during the three and nine months ended September 30, 2024. Any tax balances reflected on the Company’s consolidated balance sheets as of September 30, 2024 will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2024.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, non-controlling interest, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of September 30, 2024 and December 31, 2023, the Company had unrecognized tax benefits of $6.4 million and $5.5 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

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

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. For the three and nine months ended September 30, 2024 and the year ended December 31, 2023, the Company was not subject to CAMT. The Company will continue to assess the potential tax effects of the CAMT on the Company’s consolidated financial statements.

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

16. RESTRUCTURING CHARGES

Beginning in the third quarter of 2023, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC, which resulted in the recording of termination benefits for a workforce reduction of certain employees and contract termination costs for independent contractors in the WWE segment and Corporate group. As a result, the Company recorded restructuring charges of $0.2 million and $31.6 million, and $17.3 million and $31.6 million for the three and nine months ended September 30, 2024 and 2023, respectively. These amounts include equity-based compensation expenses of $3.3 million for the nine months ended September 30, 2024 and $16.5 million for the three and nine months ended September 30, 2023. These restructuring charges are recorded in accrued liabilities and additional paid-in-capital on the consolidated balance sheets and within direct operating costs and selling, general and administrative expenses in the consolidated statements of operations, respectively.

Changes in the Company’s restructuring liability through September 30, 2024 were as follows (in thousands):

Balance — December 31, 2023	$9,725
Restructuring charges (excluding equity-based compensation expense)	13,978
Payments	(18,803)
Balance — September 30, 2024	$4,900

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

During the three and nine months ended September 30, 2024 and 2023, the Company recorded content production incentives of $13.6 million and $13.1 million, respectively, related to qualifying content production activities. These incentives are recorded as an offset to production expenses within direct operating costs within the consolidated statements of operations.

During the three and nine months ended September 30, 2024, the Company recorded infrastructure improvement incentives of $11.0 million related to qualify capital expenditures associated with the buildout of WWE's new leased corporate headquarters and media production facilities. These incentives are recorded as an offset to property, buildings and equipment, net in the consolidated balance sheets. The Company did not record any infrastructure improvement incentives during the three and nine months ended September 30, 2023.

18. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings, claims and governmental investigations arising in the normal course of business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include, among others, contract, employment, tax and intellectual property matters. The Company evaluates all cases and records liabilities for losses from legal proceedings when the Company determines that it is probable that the outcome will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. While any outcome related to litigation or such governmental proceedings cannot be predicted with certainty, management believes that the outcome of these matters, except as otherwise may be discussed below, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

UFC Legal Proceedings

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017 to the present and alleged substantially similar claims to the Le case and sought injunctive relief. On March 13, 2024, TKO OpCo, and certain of its affiliates, including Endeavor, reached an agreement to settle all claims asserted in both class action lawsuits (Le and Johnson) for an aggregate amount of $335.0 million payable by the Company and its subsidiaries, which was submitted to the court for preliminary approval. On July 30, 2024, following the court’s hearings on plaintiffs’ submission to approve the settlement, the court issued an order denying the motion for preliminary approval of the settlement agreement. On September 26, 2024, following the court's denial of an earlier proposed settlement agreement, the Company reached an agreement with the plaintiffs to settle all claims asserted in the Le case for an aggregate amount of $375.0 million payable in installments over an agreed-upon period of time by the Company and its subsidiaries (the “Updated Settlement Agreement”). The terms of the Updated Settlement Agreement have been memorialized in a long form agreement, which was preliminarily approved by the court on October 22, 2024. In connection with these proposed settlement agreements, the Company recorded charges of $40.0 million and $375.0 million during the three and nine months ended September 30, 2024, respectively, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations. The Company paid $125.0 million of the aggregate $375.0 million settlement amount into escrow in late October 2024 shortly following receipt of preliminary approval in accordance with the terms of the Updated Settlement Agreement. The Company expects to make two payments covering the remaining $250.0 million in 2025. The Company anticipates that the settlement amount will be deductible for tax purposes. A motion to dismiss Endeavor from the Johnson action remains pending and no trial date has been set.

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

On November 17, 2023, a purported former stockholder of WWE, Laborers’ District Council and Contractors’ Pension Fund of Ohio (“Laborers”), filed a verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware (“Delaware Court”), captioned Laborers District Council and Contractors’ Pension Fund of Ohio v. McMahon, C.A. No. 2023-1166-JTL (“Laborers Action”). On November 20, 2023, another purported former WWE stockholder, Dennis Palkon, filed a verified class action complaint on behalf of himself and similarly situated former WWE stockholders in the Delaware Court, captioned Palkon v. McMahon, C.A. No. 2023-1175-JTL (“Palkon Action”). The Laborers and Palkon Actions allege breach of fiduciary duty claims against former WWE directors Vincent K. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III (collectively, the “Individual Defendants”), arising out of the Transactions. On April 24, 2024, the City of Pontiac Reestablished General Employees’ Retirement System (“Pontiac”), a purported former stockholder of WWE, filed another verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Delaware Court captioned City of Pontiac Reestablished General Employees’ Retirement System v. McMahon, C.A. No. 2024-0432 (“Pontiac Action”). The Pontiac Action similarly alleges breach of fiduciary duty claims against the Individual Defendants and added claims against WWE and TKO for denying stockholders their appraisal rights under DGCL § 262, as well as claims against EGH for aiding and abetting the alleged breaches of fiduciary duties and for civil conspiracy to violate DGCL § 262. On May 2, 2024, the Court entered an order consolidating the Laborers, Palkon and Pontiac actions under the caption In re World Wrestling Entertainment, Inc. Merger Litigation, C.A. No. 2023-1166-JTL (“Consolidated Action”). On August 8, 2024, the Delaware Court appointed the Laborers and Palkon plaintiffs as co-lead plaintiffs, and the co-lead plaintiffs subsequently designated the Palkon complaint as operative. As a result, WWE, TKO and EDR are no longer defendants. On October 24, 2024, the Delaware Court entered a stipulation dismissing all claims against Messrs. Koonin and Riddick, who, therefore, are no longer defendants.

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

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
UFC	$354,971	$397,520	$1,062,319	$1,009,435
WWE	326,302	51,538	1,099,826	51,538
Total consolidated revenue	$681,273	$449,058	$2,162,145	$1,060,973

Reconciliation of segment profitability

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
UFC	$195,631	$238,339	$622,611	$612,796
WWE	175,268	21,977	566,793	21,977
Corporate	(60,874)	(20,605)	(176,256)	(48,896)
Total Adjusted EBITDA	310,025	239,711	1,013,148	585,877
Reconciling items:
Equity (earnings) losses of affiliates	(389)	(671)	(712)	309
Interest expense, net	(62,644)	(60,636)	(192,868)	(172,439)
Depreciation and amortization	(98,148)	(31,698)	(309,128)	(61,900)
Equity-based compensation expense	(20,045)	(24,558)	(74,637)	(36,142)
Merger and acquisition costs	(8,849)	(67,579)	(11,774)	(82,514)
Certain legal costs (1)	(44,591)	(6,286)	(395,782)	(6,774)
Restructuring, severance and impairment	(1,630)	(15,084)	(39,739)	(15,084)
Other adjustments	1,381	(694)	1,485	(1,545)
Income (loss) before income taxes and equity (earnings) losses of affiliates	$75,110	$32,505	$(10,007)	$209,788

(1)
During the three and nine months ended September 30, 2024, certain legal costs included a legal settlement related to UFC antitrust lawsuits of $40.0 million and $375.0 million, respectively, which is included as a component of accrued liabilities in our consolidated balance sheets as of September 30, 2024 (see Note 6, Supplementary Data).

20. LEASES

On May 21, 2024, the Company amended its WWE global headquarters lease to reduce the leased space by approximately 20,025 rentable square feet. The lease reduction will result in rental savings of approximately $13.9 million over the remainder of the initial 15-year base term. The lease amendment requires a partial termination fee of approximately $2.2 million to be paid in installments through November 15, 2025. No other material changes were made to the existing lease terms. The lease amendment was accounted for as a lease modification during the second quarter of 2024, which resulted in a reduction to the Company’s finance lease liability and finance lease right-of-use asset of $21.4 million and $20.8 million, respectively, and a gain on the partial termination of $0.6 million recorded as a component of other income (expense), net, within the Company’s consolidated statement of operations for the nine months ended September 30, 2024.

21. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), which collectively own approximately 53.4% of the voting interest in TKO as of September 30, 2024, provide various services to the Company and, upon consummation of the Transactions, such services are provided pursuant to the Services Agreement. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Event and other licensing revenues earned from the Group	$7,815	$4,667	$26,534	$11,122
Expenses incurred with the Group included in direct operating costs (1)	10,095	7,580	23,336	15,884
Expenses incurred with the Group included in selling, general and administrative expenses (2)	10,528	6,977	28,569	19,729
Net expense resulting from Group transactions included within net income (loss)	$(12,808)	$(9,890)	$(25,371)	$(24,491)

(1)
These expenses primarily consist of production and consulting services as well as commissions paid to the Group.
(2)
These expenses primarily consist of service fees paid to the Group. The Company believes that these service fees are a reasonable allocation of costs related to representation, executive leadership, back-office and corporate functions and other services provided by the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		September 30,	December 31,
	Classification	2024	2023
Amounts due from the Group	Other current assets	34,376	11,599
Amounts due to the Group	Other current liabilities	(11,991)	(5,473)

The Company also reimburses the Group for third party costs they incur on the Company’s behalf. The Company reimbursed $4.9 million and $9.3 million of such costs during the nine months ended September 30, 2024 and 2023, respectively.

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

As of December 31, 2023, total liabilities of $1.5 million are included within accrued expenses in our consolidated balance sheets related to future payments owed by Mr. McMahon to certain counterparties. During the nine months ended September 30, 2024, Mr. McMahon made payments of $1.5 million associated with these liabilities to certain counterparties directly. Since these liabilities existed when Mr. McMahon controlled a significant portion of the voting power of the Company’s common stock, these payments are considered non-cash capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders’ equity.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse the Company for additional costs incurred in connection with and/or arising from the same matters. During the three and nine months ended September 30, 2024, Mr. McMahon made payments of $6.4 million to reimburse the Company for such costs. These payments are considered capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders' equity.

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

As discussed in Note 13, Equity-based Compensation, as consideration for Mr. Johnson’s services pursuant to the DJ Services Agreement, and in respect of the intellectual property grants and licenses made by Mr. Johnson and his affiliates in connection therewith, Mr. Johnson received an RSU award for an aggregate value of $30.0 million. During the three and nine months ended September 30, 2024, the Company recorded equity-based compensation expense of $1.0 million and $16.7 million associated with this award, respectively, which is included within direct operating costs in our consolidated statements of operations.

Mr. Johnson also receives annual royalties from WWE and will be entitled to receive royalties in connection with the sale of licensed products that utilize the Assigned IP and his name, likeness and other intellectual property rights in accordance with the DJ Services Agreement. For the three and nine months ended September 30, 2024, the Company paid $0.3 million and $0.7 million, respectively, of royalties that were earned by Mr. Johnson. In addition, Mr. Johnson is entitled to reimbursement for certain travel expenses associated with delivering services under the DJ Services Agreement, of which $2.5 million was incurred by the Company during the nine months ended September 30, 2024, respectively, and is included as a component of selling, general and administrative expenses in our consolidated statements of operations.

22. SUBSEQUENT EVENTS

Endeavor Asset Acquisition

On October 23, 2024, the Company and TKO OpCo entered into a definitive agreement with subsidiaries of Endeavor to acquire the Professional Bull Riders (“PBR”), On Location, and IMG businesses. Under the terms of the agreement, TKO will acquire the Endeavor assets for total consideration of $3.25 billion, based on the volume-weighted average sales price of TKO’s Class A common stock for the twenty five trading days ending on October 23, 2024. Endeavor will receive approximately 26.1 million common units of TKO OpCo and will subscribe for an equal number of shares of TKO’s Class B common stock, with Endeavor expected to own approximately 59% of TKO alongside the other existing TKO shareholders, which will own the remaining 41% upon completion of the transaction. The transaction is also subject to purchase price adjustments to be settled in cash and equity.

The transaction is expected to close in the first half of 2025, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of required regulatory approvals and the affirmative vote of holders of a majority of the voting power of TKO common stock in favor of adopting the transaction agreement (which has been satisfied by delivery of a written consent by such stockholders).

Capital Return Program

On October 24, 2024, the Company announced that its board of directors has authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend program pursuant to which holders of TKO’s Class A common stock will receive their pro rata share of $75.0 million expected quarterly distributions to be made by TKO OpCo. The share repurchase program authorization and approval to initiate a quarterly cash dividend program are separate from and are not conditional upon TKO closing the Endeavor Asset Acquisition.

TKO will determine at its discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and TKO is not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within approximately three to four years and may be modified, suspended, or discontinued at any time.

TKO's dividend will be paid quarterly to holders of TKO’s Class A common stock. TKO intends to begin making quarterly cash dividend payments on March 31, 2025. Future declarations of quarterly dividends are subject to the determination and discretion of TKO based on its consideration of various factors, such as its results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in its debt agreements and legal requirements and other factors that TKO deems relevant.

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

Segments

As of September 30, 2024, we operated our business under two reportable segments, UFC and WWE. In addition, we also report results for the “Corporate” group, which incurs expenses that are not allocated to the business segments.

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

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$681.2	$449.1	$2,162.1	$1,061.0
Operating expenses:
Direct operating costs	207.1	130.3	667.9	302.3
Selling, general and administrative expenses	239.6	193.2	1,004.1	313.0
Depreciation and amortization	98.1	31.7	309.1	61.9
Total operating expenses	544.8	355.2	1,981.1	677.2
Operating income	136.4	93.9	181.0	383.8
Other expenses:
Interest expense, net	(62.7)	(60.6)	(192.9)	(172.4)
Other income (expense), net	1.4	(0.7)	1.9	(1.6)
Income (loss) before income taxes and equity (earnings) losses of affiliates	75.1	32.6	(10.0)	209.8
Provision for income taxes	17.8	11.2	31.8	17.7
Income (loss) before equity (earnings) losses of affiliates	57.3	21.4	(41.8)	192.1
Equity (earnings) losses of affiliates, net of tax	(0.4)	(0.6)	(0.7)	0.3
Net income (loss)	57.7	22.0	(41.1)	191.8
Less: Net income (loss) attributable to non-controlling interests	34.6	(22.5)	(19.5)	(21.7)
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	—	66.4	—	235.4
Net income (loss) attributable to TKO Group Holdings, Inc.	$23.1	$(21.9)	$(21.6)	$(21.9)

Revenue

Revenue increased by $232.1 million, or 52%, to $681.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

•
UFC revenue decreased by $42.6 million, or 11%. This decrease was primarily driven by $50.4 million of lower media rights and content revenue from holding one less numbered event and two fewer Fight Night events in the current year period. This decrease in revenue was partially offset by $10.2 million of higher sponsorship revenue primarily driven by providing title partner status to UFC 306, as well as new sponsors and increases in fees from renewals compared to the prior year period.
•
WWE contributed revenue of $326.3 million for the three months ended September 30, 2024 as compared to $51.6 million for the period from September 12, 2023 through September 30, 2023 following its acquisition. This incremental revenue was driven by $190.1 million of media rights and content primarily associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, and premium live event programming, as well as $45.7 million of live events revenue which was primarily driven by hosting additional events with live ticketed audiences compared to the prior year period. The additional revenue was also due to $19.8 million of consumer products licensing related to the sale of WWE-branded products and $19.1 million of sponsorship revenue from the sale of advertising.

Revenue increased by $1,101.1 million, or 104%, to $2,162.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

•
UFC revenue increased by $52.9 million, or 5%. This increase was primarily driven by $40.2 million of higher live event revenue due to an increase in gate revenue at our numbered events compared to the prior year period, as well as higher site fee revenues primarily from UFC 302 in Newark, New Jersey and Fight Night events in Riyadh, Saudi Arabia, and Abu Dhabi. Additionally, sponsorship revenue increased by $36.3 million driven by providing title partner status to UFC 306, as well as revenue from new sponsors and increases in fees from renewals compared to the prior year period. Media rights and content revenue decreased by $21.1 million due to the net impact of there being one less numbered event and one less Fight Night event in the current period, partially offset by contractual increases in our domestic and international rights fees agreements.
•
WWE contributed revenue of $1,099.8 million for the nine months ended September 30, 2024 as compared to $51.6 million for the period from September 12, 2023 through September 30, 2023 following its acquisition. This incremental revenue was driven by $671.9 million of media rights and content primarily associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, and premium live event programming, including WrestleMania XL events, as well as $240.0 million of live events revenue which was primarily driven by hosting additional events with live ticketed audiences, including WrestleMania XL events, as well as site fees associated with certain international premium live events compared to the prior year period. The additional revenue was also due to $78.7 million of consumer products licensing related to the sale of WWE-branded products and $57.6 million of sponsorship revenue from the sale of advertising.

Direct Operating Costs

Direct operating costs increased by $76.8 million or 59% to $207.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

•
UFC direct operating costs decreased by $2.9 million, or 2%. This decrease was primarily due to lower expenses from marketing, athlete costs, and direct costs of revenue resulting from having one less numbered event and two fewer Fight Night events in the current year period offset by increased production costs primarily for UFC 306, which was a marquee event at the Sphere in Las Vegas.
•
WWE contributed direct operating costs of $87.4 million for the three months ended September 30, 2024 as compared to $12.6 million for the period from September 12, 2023 through September 30, 2023 following its acquisition. These incremental costs were primarily driven by talent- and production-related costs associated with WWE’s premium live events and weekly television programming, and event-related costs associated with additional live events during the period.
•
Corporate direct operating costs increased by $4.9 million. This increase was primarily related to service fees paid to Endeavor for various operational functions that support revenue generating activities pursuant to the Services Agreement. The costs associated with WWE's portion of the service fees did not commence until March 2024.

Direct operating costs increased by $365.6 million or 121% to $667.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

•
UFC direct operating costs increased by $27.0 million, or 9%. This increase was primarily due to higher costs of $26.8 million from higher athlete compensation, as well as increased production costs primarily for UFC 306, which was a marquee event at the Sphere in Las Vegas.
•
WWE contributed direct operating costs of $338.2 million for the nine months ended September 30, 2024 as compared to $12.6 million for the period from September 12, 2023 through September 30, 2023 following its acquisition. These incremental costs were primarily driven by talent- and production-related costs associated with WWE’s premium live events, including WrestleMania XL events, and weekly television programming, and event-related costs associated with additional live events during the period. These costs also include $16.7 million of equity-based compensation expense associated with certain services provided by an independent contractor.
•
Corporate direct operating costs increased by $13.0 million. This increase was primarily related to service fees paid to Endeavor for various operational functions that support revenue generating activities pursuant to the Services Agreement. The costs associated with WWE's portion of the service fees did not commence until March 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $46.4 million, or 24%, to $239.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

•
UFC selling, general and administrative expenses increased by $2.8 million, or 6%. This increase was primarily driven by higher costs of personnel compared to the prior year period.
•
WWE contributed selling, general and administrative expenses of $73.4 million for the three months ended September 30, 2024 as compared to $45.5 million for the period from September 12, 2023 through September 30, 2023 following its acquisition. These incremental expenses were primarily driven by increased travel expenses of $14.7 million due to 33 additional live events in the current period. The current year period also includes $7.1 million of increased personnel costs and $6.1 million of increases in other operating expenses driven by the timing of the acquisition.
•
Corporate selling, general and administrative expenses increased by $15.7 million. This increase was primarily due to higher legal costs of $41.2 million, including the legal settlement related to UFC antitrust lawsuits of $40.0 million, and $23.7 million of higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the Transactions. These increases were partially offset by a decline of $56.6 million in merger and acquisition costs related primarily to the Transactions. The acquisition of WWE contributed $7.4 million of incremental expenses to Corporate primarily driven by $9.7 million of other operating expenses, including $4.2 million related to service fees paid to Endeavor, partially offset by a decline of $2.0 million in merger and acquisition costs related primarily to the Transactions.

Selling, general and administrative expenses increased by $691.1 million, or 221%, to $1,004.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

•
UFC selling, general and administrative expenses increased by $12.6 million, or 10%. This increase was primarily driven by higher costs of personnel compared to the prior year period.
•
WWE contributed selling, general and administrative expenses of $271.8 million for the nine months ended September 30, 2024 as compared to $45.5 million for the period from September 12, 2023 through September 30, 2023 following its acquisition. These incremental expenses were primarily driven by $111.0 million of increased personnel costs driven by the timing of the acquisition, including $6.7 million of charges associated with restructuring activities related to the Transactions, as well as $57.6 million of increased travel expenses due to 126 additional live events in the current period. The current year period also includes $31.9 million of other operating expenses driven by the timing of the acquisition and impairment charges of $25.8 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell.
•
Corporate selling, general and administrative expenses increased by $452.2 million. This increase was primarily due to higher legal costs of $394.4 million, including the legal settlement related to UFC antitrust lawsuits of $375.0 million, as well as $62.9 million of higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the Transactions. These increases were partially offset by a decrease in merger and acquisition costs of $69.3 million related primarily to the Transactions. The acquisition of WWE contributed $64.1 million of incremental expenses to Corporate, which was primarily driven by $22.0 million of increased personnel costs, including $3.0 million of charges associated with restructuring activities related to the Transactions, as well as $42.1 million of other operating expenses, including $9.5 million related to service fees paid to Endeavor.

Depreciation and Amortization

Depreciation and amortization increased $66.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to $66.5 million of expenses associated with the acquisition of WWE.

Depreciation and amortization increased $247.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to $246.8 million of incremental expenses associated with the acquisition of WWE.

Interest Expense, Net

Interest expense, net increased $2.1 million, or 3%, to $62.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by higher interest rates on variable rate debt slightly offset by lower indebtedness.

Interest expense, net increased $20.5 million, or 12%, to $192.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by higher interest rates on variable rate debt slightly offset by lower indebtedness.

Provision for Income Taxes

For the three months ended September 30, 2024, TKO recorded a provision for income taxes of $17.8 million compared to $11.2 million for the three months ended September 30, 2023. This increase was primarily due to the new corporate structure as a result of the Transactions.

For the nine months ended September 30, 2024, TKO recorded a provision for income taxes of $31.8 million compared to $17.7 million for the nine months ended September 30, 2023. This increase was primarily related to the new corporate structure as a result of the Transactions and the legal settlement for UFC antitrust lawsuits of $375.0 million that resulted in a $44.0 million discrete tax benefit that was recognized in the current year period.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests was income of $34.6 million and a loss of $22.5 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to the change in the amount of reported net income for the three months ended September 30, 2024 as compared to the reported net income for the three months ended September 30, 2023 as well as the effect of the Transactions.

Net income (loss) attributable to non-controlling interests was a loss of $19.5 million and a loss of $21.7 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to the change in the amount of reported net loss for the nine months ended September 30, 2024 as compared to the reported net income for the nine months ended September 30, 2023 as well as the effect of the Transactions.

Segment Results of Operations

As of September 30, 2024, we classified our business into two reportable segments: UFC and WWE. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
UFC	$354.9	$397.5	$1,062.3	$1,009.4
WWE	326.3	51.6	1,099.8	51.6
Total Revenue	$681.2	$449.1	$2,162.1	$1,061.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Adjusted EBITDA:
UFC	$195.6	$238.3	$622.6	$612.8
WWE	175.3	22.0	566.8	22.0
Corporate	(60.9)	(20.6)	(176.3)	(48.9)
Total Adjusted EBITDA	$310.0	$239.7	$1,013.1	$585.9

UFC

The following table sets forth our UFC segment results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Media rights and content	$216.3	$266.7	$681.4	$702.5
Live events	51.4	51.9	155.8	115.6
Sponsorship	74.0	63.8	184.3	148.0
Consumer products licensing	13.2	15.1	40.8	43.3
Total Revenue	$354.9	$397.5	$1,062.3	$1,009.4

Direct operating costs	$114.8	$117.7	$316.7	$289.7
Selling, general and administrative expenses	$44.5	$42.0	$123.0	$106.5
Adjusted EBITDA	$195.6	$238.3	$622.6	$612.8
Adjusted EBITDA margin	55%	60%	59%	61%

Operating Metrics
Number of events
Numbered events	3	4	10	11
Fight Nights	7	9	22	23
Total events	10	13	32	34

Location of events
United States	6	9	24	26
International	4	4	8	8
Total events	10	13	32	34

WWE

The following table sets forth our WWE segment results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Media rights and content	$227.4	$37.3	$709.2	$37.3
Live events	51.1	5.4	245.4	5.4
Sponsorship	21.7	2.6	60.2	2.6
Consumer products licensing	26.1	6.3	85.0	6.3
Total Revenue	$326.3	$51.6	$1,099.8	$51.6

Direct operating costs	$86.4	$10.5	$314.2	$10.5
Selling, general and administrative expenses	$64.6	$19.1	$218.8	$19.1
Adjusted EBITDA	$175.3	$22.0	$566.8	$22.0
Adjusted EBITDA margin	54%	43%	52%	43%

Operating Metrics
Number of events
Premium live events	3	—	10	—
Televised events	26	5	77	5
Non-televised events	14	5	49	5
Total events	43	10	136	10

Location of events
United States	32	10	103	10
International	11	0	33	0
Total events	43	10	136	10

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

The following table displays results for Corporate for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Adjusted EBITDA	$(60.9)	$(20.6)	$(176.3)	$(48.9)

Adjusted EBITDA for the three months ended September 30, 2024 decreased by $40.3 million, or 196%, compared to the three months ended September 30, 2023. The acquisition of WWE contributed incremental corporate expenses of $11.9 million, primarily driven by the cost of personnel and other general and administrative expenses. The remaining decrease was attributable to $20.2 million resulting from increases in cost of personnel, including TKO executive compensation, and other public company expenses following the Transactions, as well as $8.2 million of higher services fees paid to Endeavor. The costs associated with WWE's portion of the service fees did not commence until March 2024.

Adjusted EBITDA for the nine months ended September 30, 2024 decreased by $127.4 million, or 261%, compared to the nine months ended September 30, 2023. The acquisition of WWE contributed incremental corporate expenses of $52.3 million, primarily driven by the cost of personnel and other general and administrative expenses. The remaining decrease was attributable to $54.2 million resulting from increases in cost of personnel, including TKO executive compensation, and other public company expenses following the Transactions, as well as $20.9 million of higher service fees paid to Endeavor. The costs associated with WWE's portion of the service fees did not commence until March 2024.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of TKO’s results as reported under GAAP. Some of these limitations are:

•
they do not reflect every cash expenditure, future requirements for capital expenditures, or contractual commitments;
•
Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on TKO’s debt;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirement for such replacements or improvements; and
•
they are not adjusted for all non-cash income or expense items that are reflected in TKO’s statements of cash flows.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$57.7	$22.0	$(41.1)	$191.8
Provision for income taxes	17.8	11.2	31.8	17.7
Interest expense, net	62.7	60.6	192.9	172.4
Depreciation and amortization	98.1	31.7	309.1	61.9
Equity-based compensation expense (1)	20.0	24.6	74.6	36.1
Merger and acquisition costs (2)	8.9	67.5	11.8	82.5
Certain legal costs (3)	44.6	6.3	395.8	6.8
Restructuring, severance and impairment (4)	1.6	15.1	39.7	15.1
Other adjustments	(1.4)	0.7	(1.5)	1.6
Total Adjusted EBITDA	$310.0	$239.7	$1,013.1	$585.9
Net income (loss) margin	8%	5%	(2)%	18%
Adjusted EBITDA margin	46%	53%	47%	55%

(1)
Equity-based compensation represents non-cash compensation expense for awards issued under Endeavor’s 2021 Plan subsequent to its April 28, 2021 IPO, for the Replacement Awards (as defined in Note 4, Acquisition of WWE, to our unaudited consolidated financial statements included in this Quarterly Report) and for awards issued under the 2023 Incentive Award Plan. For the three and nine months ended September 30, 2024, equity-based compensation includes $1.0 million and $16.7 million of expense, respectively, associated with certain services provided by an independent contractor in the WWE segment. Equity-based compensation also includes $3.3 million of expense during the nine months ended September 30, 2024 and $16.5 million of expense during the three and nine months ended September 30, 2023 associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate.
(2)
Includes (i) certain costs of professional fees and bonuses related to the Transactions and payable contingent on the closing of the Transactions and (ii) certain costs of professional advisors related to other strategic transactions, primarily the Endeavor Asset Acquisition.
(3)
Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the three and nine months ended September 30, 2024, these costs include settlement charges of $40.0 million and $375.0 million, respectively, regarding the UFC antitrust lawsuits, as described in Note 18, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report.
(4)
Includes costs resulting from the Company’s cost reduction program during the three and nine months ended September 30, 2024, as described in Note 16, Restructuring Charges, to our unaudited consolidated financial statements in this Quarterly Report. Additionally, during the three and nine months ended September 30, 2024, the Company recorded impairment charges of $1.5 million and $25.8 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 6, Supplementary Data, to our unaudited consolidated financial statements included in this Quarterly Report.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as to service its long-term debt, and are expected to be used to fund our capital return programs.

Credit Facilities

As of September 30, 2024, there is currently outstanding an aggregate of $2.7 billion of first lien term loans under a credit agreement dated August 18, 2016 (as amended and/or restated, the “Credit Agreement”), by and among Zuffa Guarantor, LLC, UFC Holdings, LLC, as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. The facilities under the Credit Agreement consist of (i) a first lien secured term loan (the “First Lien Term Loan”) and (ii) a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Revolving Credit Facility”, and, together with the First Lien Term Loan, the “Credit

Facilities”). The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor, LLC, UFC Holdings, LLC and certain subsidiaries thereof.

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

As of September 30, 2024, the Company had the option to borrow incremental term loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on its First Lien Leverage Ratio. The Credit Agreement includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

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

As of September 30, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility and $10.0 million outstanding letters of credit. In April 2024, the Company borrowed $150.0 million under the Revolving Credit Facility to fund certain share repurchases that occurred during the second quarter of 2024. In June 2024, the Company fully repaid the $150.0 million outstanding. In May 2024, the Company entered into an amendment to the Credit Agreement, which extended the Revolving Credit Facility’s maturity by twelve months to October 29, 2025.

The Revolving Credit Facility is subject to a financial covenant if greater than 35% of the borrowing capacity of the Revolving Credit Facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on September 30, 2024, as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Credit Agreement contains certain restrictive covenants around indebtedness, liens, fundamental changes, guarantees, investments, asset sales and transactions with affiliates.

The borrower’s obligations under the Credit Facilities are guaranteed by certain of TKO OpCo’s indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions.

The Credit Agreement contains specified restrictions on the ability to make distributions and other payments. These restrictions on dividends include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket, which generally provides for no restrictions as long as the Total Leverage Ratio (as defined in the Credit Agreement) is less than 5.0x.

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

The applicable loan agreements each contain a financial covenant that requires UFC to maintain a Debt Service Coverage Ratio as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis (the “Secured Commercial Loan Covenant”). As of September 30, 2024, UFC was in compliance with the Secured Commercial Loan Covenant.

Capital Return Programs

On October 24, 2024, the Company announced that its board of directors has authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend program pursuant to which holders of TKO’s Class A common stock will receive their pro rata share of $75.0 million expected quarterly distributions to be made by TKO OpCo.

TKO will determine at its discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and TKO is not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within approximately three to four years and may be modified, suspended, or discontinued at any time.

TKO’s dividend will be paid quarterly to holders of TKO’s Class A common stock. TKO intends to begin making quarterly cash dividend payments on March 31, 2025. Future declarations of quarterly dividends are subject to the determination and discretion of TKO based on its consideration of various factors, such as its results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in its debt agreements and legal requirements and other factors that TKO deems relevant.

Cash Flows Overview

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$526.6	$247.7
Net cash (used in) provided by investing activities	$(65.1)	$47.6
Net cash used in financing activities	$(239.6)	$(285.3)

Operating activities increased from $247.7 million of cash provided in the nine months ended September 30, 2023 to $526.6 million of cash provided in the nine months ended September 30, 2024. Cash provided in the nine months ended September 30, 2024 was primarily due to an increase in accounts payable and accrued liabilities of $344.3 million driven by the $375.0 million charge under the settlement agreement in the UFC antitrust lawsuits and the timing of bonus payments, partially offset by a decrease in net income for the period of $232.9 million, which included certain non-cash items, including depreciation and amortization of $247.2 million and equity-based compensation of $38.5 million.

Investing activities decreased from $47.6 million of cash provided in the nine months ended September 30, 2023 to $65.1 million of cash used in the nine months ended September 30, 2024. Cash used in the nine months ended September 30, 2024 primarily reflects payments for property, buildings and equipment of $54.6 million and investments in affiliates of $21.5 million, partially offset by infrastructure improvement incentives received of $11.0 million. Cash used in the nine months ended September 30, 2023 primarily reflects $381.2 million of cash acquired from WWE as part of the Transactions, partially offset by the payment of $321.0 million of deferred compensation in the form of a divided to former WWE shareholders and payments for property, buildings and equipment of $12.6 million.

Financing activities increased from $285.3 million of cash used in the nine months ended September 30, 2023 to $239.6 million of cash used in the nine months ended September 30, 2024. Cash used in the nine months ended September 30, 2024 primarily reflects share repurchases of $165.0 million, distributions to Endeavor and its subsidiaries of $41.8 million and net payments on debt of $33.5 million. Cash used in the nine months ended September 30, 2023 primarily reflects distributions to Endeavor and subsidiaries of $260.5 million and net payments on debt of $24.5 million.

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

TKO expects that its primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of its business, (2) pay operating expenses, including cash compensation to its employees, athletes and talent, (3) fund capital expenditures and investments, (4) pay interest and principal when due on the Credit Facilities, (5) pay income taxes, (6) reduce its outstanding indebtedness under the Credit Facilities, (7) fund the legal settlements described in Note 18, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report, (8) fund share repurchases as authorized by the Board and (9) make distributions to members and, in accordance with the Company’s cash management policy, to TKO stockholders, including the planned quarterly dividend when declared by the Board.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2023 Annual Report. During the nine months ended September 30, 2024, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of September 30, 2024, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $27 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the nine months ended September 30, 2024, revenues would have decreased by approximately $5.1 million and operating income would have decreased by approximately $0.3 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, refer to Note 18, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2023 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than the risk factors set forth below, there have been no material changes in our risk factors to those included in our 2023 Annual Report.

We may fail to complete the Endeavor Asset Acquisition if certain required conditions, many of which are outside our control, are not satisfied.

The completion of the Endeavor Asset Acquisition is subject to various customary closing conditions, including, but not limited to, (i) the absence of any order, writ, judgment, injunction, decree, ruling, stipulation, directive, assessment, subpoena, verdict, determination or award issued, promulgated or entered, by or with any governmental entity that has the effect of making the Endeavor Asset Acquisition illegal or otherwise restraining or prohibiting the consummation of the Endeavor Asset Acquisition, (ii) subject to certain exceptions, the accuracy of the representations and warranties of the parties and (iii) compliance in all material respects by each party with its obligations under the transaction agreement. Despite the parties’ best efforts, we may not be able to satisfy or receive the various closing conditions and obtain the necessary approvals in a timely fashion or at all.

We may fail to realize the anticipated benefits of the Endeavor Asset Acquisition and may assume unanticipated liabilities.

The success of the Endeavor Asset Acquisition will depend on, among other things, our ability to integrate the transferred businesses in a manner that realizes the various benefits, growth opportunities and synergies that we have identified. Our ability to achieve the anticipated benefits of the Endeavor Asset Acquisition is subject to a number of risks and uncertainties.

Failure to complete the Endeavor Asset Acquisition could negatively impact our stock price, future business and financial results.

If the Endeavor Asset Acquisition is not completed, we will be subject to several risks, including the following:

•
payment for certain costs relating to the Endeavor Asset Acquisition, whether or not the Endeavor Asset Acquisition is completed, such as legal, accounting, financial advisor and printing fees;
•
negative reactions from the financial markets, including potential declines in the price of our Class A common stock due to the fact that current prices may reflect a market assumption that the Endeavor Asset Acquisition will be completed;
•
diverted attention of our management to the Endeavor Asset Acquisition rather than to our operations and pursuit of other opportunities that could have been beneficial to us; and

•
negative impact on our future growth plan, including with regard to potential acquisitions for which we may otherwise have been able to provide a stronger foundation.

The planned issuance of Class B common stock to the EDR Parties will dilute the percentage ownership interests of our other stockholders.

If the Endeavor Asset Acquisition is completed, the Company expects to issue approximately 26.1 million shares of Class B common stock to the EDR Parties, who currently beneficially hold approximately 53.4% of the Company’s total outstanding shares of common stock. The issuance of Class B common stock to the EDR Parties will cause a reduction in the relative percentage interest of the Company’s other current stockholders in the Company’s earnings, if any, voting power, and market capitalization. The issuance will result in (i) an approximate 6% reduction of equity ownership and (ii) an approximate 6% reduction in the total voting power of the Company’s Class A common stock.

We cannot guarantee we will conduct share repurchases or pay dividends in any specified amounts or particular frequency.

On October 24, 2024, we announced that our board of directors has authorized a share repurchase program of up to $2.0 billion of our Class A common stock. We will determine at our discretion the timing and the amount of any repurchases under the share repurchase program based on our evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise. The program has no expiration date and we are not obligated to acquire any particular number or dollar value of shares thereunder. While we expect the share repurchase program to be completed within approximately three to four years, the program may not be fully implemented in that timeframe or at all. In addition, the program may be modified, suspended, or discontinued at any time. Repurchases under this authorization could affect our stock price and increase its volatility, and the existence of this authorization could cause our stock price to be higher than it would be in the absence of such authorization and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased shares of stock.

In addition, on October 24, 2024, we announced that our board of directors has approved a quarterly cash dividend program pursuant to which holders of our Class A common stock will receive their pro rata share of $75.0 million quarterly distributions to be made by TKO OpCo. We currently intend to begin making quarterly cash dividend payments on March 31, 2025, subject to satisfying applicable legal and contractual requirements. Future declarations of quarterly dividends are subject to our determination and discretion based on our consideration of various factors, such as our results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in our debt agreements and legal requirements and other factors that we deems relevant. Our board may, at its discretion, decrease or entirely discontinue the dividend program at any time. We cannot provide any assurances that any such regular dividends will be paid in any specified amount or at any particular frequency, if at all.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023
3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023
3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023
4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023
4.2	Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016.	8-K	001-16131	4.1	12/16/2016
4.3	Form of 3.375% Convertible Senior Note due 2023.	8-K	001-16131	4.1	12/16/2016
4.4	First Supplemental Indenture, among World Wrestling Entertainment, Inc., New Whale Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16131	4.2	09/12/2023
10.1#	Transaction Agreement, dated October 23, 2024, by and among Endeavor Operating Company, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., IMG Worldwide, LLC and Trans World International, LLC.	8-K	001-41797	10.1	10/24/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	November 6, 2024	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

Date:	November 6, 2024	By:	/s/ SHANE KAPRAL
Shane Kapral
Chief Accounting Officer
(principal accounting officer and authorized
signatory)