Form 10-K
period 2024-12-31
TKO Group Holdings, Inc.
filed 2025-02-26
CIK 1973266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________________________________________

FORM 10-K

___________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2024, was $8,505,980,836. Solely for the purposes of this disclosure, shares of common stock held by the registrant's executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of January 31, 2025, there were 81,553,818 shares of the Registrant’s Class A common stock outstanding and 89,616,891 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Definitive Proxy Statement for the registrant's 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical fact contained in this Annual Report, including without limitation, statements regarding the anticipated benefits of and costs associated with the Transactions (as defined below); our expectations surrounding the Transactions and our ability to grow our business and bolster our financial position; our expectations regarding strategic transactions, including the Endeavor Asset Acquisition; our expectation regarding actions under our capital return program, including the amount and frequency of share repurchases and dividends; our expectations about the issuance of Class B common stock; our expected contractual obligations and capital expenditures; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; and our competitive market position within our industry are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms “aim,” “anticipate,” “believe,” “could,” “mission,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “estimate,” “project,” “predict,” “potential,” “target,” “contemplate,” or, in each case, their negative, or other variations or comparable terminology and expressions. The forward-looking statements in this Annual Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to important risk factors included in Part I, Item 1A. “Risk Factors” in this Annual Report and our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

DEFINITIONS

As used in this Annual Report, unless we state otherwise or the context otherwise requires:

•
“we,” “us,” “our,” “TKO Group Holdings,” “TKO,” the “Company,” and similar references refer (1) prior to the consummation of the Transactions (as defined below) to Zuffa Parent, LLC, and (2) after the consummation of the Transactions to TKO Group Holdings, Inc. and its consolidated subsidiaries.
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
•
“Endeavor” refers to Endeavor Group Holdings, Inc., a Delaware corporation.
•
“Endeavor Asset Acquisition” refers to our agreement with Endeavor OpCo and IMG Worldwide, LLC (collectively, the "EDR Parties") to acquire the Professional Bull Riders (“PBR”), On Location and IMG businesses (including the IMG Media business and certain other businesses operating under the IMG brand).
•
“Endeavor OpCo” refers to Endeavor Operating Company, LLC, a Delaware limited liability company and subsidiary of Endeavor.
•
“Endeavor Take-Private” refers to the transactions contemplated by the Agreement and Plan of Merger, dated as of April 2, 2024, by and among Wildcat EGH Holdco, L.P., Wildcat OpCo Holdco, L.P., Wildcat PubCo Merger Sub, Inc., Wildcat Manager Merger Sub, L.L.C., Wildcat OpCo Merger Sub, L.L.C., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC, Endeavor Executive PIU Holdco, LLC, Endeavor Manager, LLC, Endeavor OpCo and Endeavor, pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of Endeavor’s stock that Silver Lake does not already own (subject to certain exceptions).
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
•
“Transactions” refer, collectively, to the transactions pursuant to the Transaction Agreement (defined below) pursuant to which: (i) WWE undertook certain internal restructuring steps; (ii) Whale Merger Sub Inc. (“Merger Sub”) merged with and into WWE (the “Merger”), with WWE surviving the Merger (the “Surviving Entity”) and becoming a direct wholly owned subsidiary of the Company; (iii) immediately following the Merger, the Company caused the Surviving Entity to be converted into a Delaware limited liability company (“WWE LLC”) and the Company became the sole managing member of WWE LLC (the “Conversion”); and (iv) following the Conversion, TKO Group Holdings, Inc. (x) contributed all of the equity interests of WWE LLC to TKO OpCo in exchange for 49% of the membership interests in TKO OpCo on a fully diluted basis, and (y) issued to Endeavor OpCo and certain of Endeavor’s other subsidiaries a number of shares of our Class B common stock representing, in the aggregate, approximately 51% of the total voting interests of the Company’s stock on a fully-diluted basis, in exchange for a payment equal to the par value of such Class B common stock.

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

•
our ability to generate revenue from discretionary and corporate spending on events, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control, such as general macroeconomic conditions;
•
we depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners. Our failure to maintain, renew or replace key agreements could adversely affect our ability to distribute our media content, WWE Network and/or other of our goods and services, which could adversely affect our operating results;
•
we may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies;
•
failure to complete the Endeavor Asset Acquisition could negatively impact our stock price, future business and financial results;
•
the planned issuance of Class B common stock and TKO OpCo Units to the EDR Parties will dilute the ownership and voting interests;
•
we may be unsuccessful in our strategic acquisitions, investments and commercial agreements, and we may pursue acquisitions, investments or commercial agreements for their strategic value in spite of the risk of lack of profitability;
•
because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, or our key personnel could adversely affect our business;
•
the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, both within the United States and internationally, and we may not be able to compete effectively, which could adversely affect our operating results;
•
failure to protect our IT Systems and Confidential Information (both terms as defined in Part I, Item 1A. "Risk Factors") against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition;
•
we are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business;
•
we depend on the continued services of executive management and other key employees, and of our parent company, Endeavor. The loss or diminished performance of these individuals, or any diminished performance by Endeavor, could adversely affect our business;
•
changes in public and consumer tastes and preferences and industry trends could reduce demand for our content offerings and adversely affect our business;
•
owning and managing events for which we sell media and sponsorship rights, ticketing and hospitality exposes us to greater financial risk. Additionally, we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations. If our live events are not financially successful, our business could be adversely affected;
•
our business and operating results may be affected by the outcome of pending and future litigation, investigations, claims and other disputes;
•
we have a substantial amount of indebtedness, which could adversely affect our business, and we cannot be certain that additional financing will be available on reasonable terms when required, or at all;
•
we are a holding company whose principal assets are the TKO OpCo Units we hold in TKO OpCo and, accordingly, we are dependent upon distributions from TKO OpCo to pay taxes and other expenses;
•
we are currently controlled by Endeavor. The interests of Endeavor or, subject to the Endeavor Take-Private, Silver Lake, may differ from the interests of other stockholders of TKO Group Holdings;
•
if Endeavor or its subsidiaries sell a controlling interest in us to a third party in a private transaction, we may become subject to the control of a presently unknown third party;
•
we may fail to complete the Endeavor Asset Acquisition if certain required conditions, many of which are outside our control, are not satisfied;

•
we may fail to realize the anticipated benefits of the Endeavor Asset Acquisition and may assume unanticipated liabilities, including in connection with termination of the Services Agreement;
•
the market price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all;
•
we cannot guarantee we will conduct share repurchases or pay dividends in any specified amounts or particular frequency;
•
tax matters may cause significant variability in our financial results; and
•
TKO OpCo may be required to pay additional taxes as a result of the partnership audit rules.

PART I

Item 1. Business

TKO Group Holdings is a premium sports and sports entertainment company that operates leading combat sport and sports entertainment companies. TKO owns and manages valuable sports and entertainment intellectual property, positioning the business in what we believe is one of the most attractive parts of the fast-growing global sports and entertainment ecosystem.

TKO is comprised of UFC, the world's premier mixed martial arts ("MMA") organization, and WWE, a renowned sports entertainment business. The merger of these two businesses in September 2023 united two complementary organizations in a single company.

We believe TKO’s companies are well-positioned among sports, media and entertainment peers given their large, diverse and global fanbases and the year-round nature of their content. UFC is among the most popular sports organizations in the world. As of December 31, 2024, UFC has more than 700 million fans who skew young and diverse, as well as approximately 300 million social media followers, and broadcasts its content to over 950 million households across more than 170 countries. As of the same period, WWE has over 700 million fans and approximately 380 million social media followers. WWE counts more than 100 million YouTube subscribers, making it one of the most viewed YouTube channels globally. In total, UFC and WWE produce approximately 300 live events that attract more than two million attendees on an annual basis and serve as the foundation of our global content distribution strategy.

TKO distributes content and monetizes our intellectual property primarily through four principal activities: Media Rights and Content, Live Events, Sponsorship and Consumer Products Licensing, which are covered in greater detail in the “Overview of Revenue Sources” section of this document. A summary of our principal activities is presented in the table below:

The popularity of our companies makes us attractive to media distribution and sponsorship partners. Across our portfolio, we have agreements with leading distributors, including Disney’s ESPN, Netflix, NBCUniversal, the CW, Rogers, Foxtel and DAZN, enabling UFC and WWE content to reach audiences around the globe. We have advertising and sponsorship agreements with a wide variety of leading brands including Anheuser-Busch, IBM, Procter & Gamble, Monster Energy, Cuervo, DraftKings, Toyo Tires, Slim Jim, and others across multiple categories. Our track record building our properties is driven by the quality and quantity of our program offerings and the favorable demographic profile of our core and growing fanbases.

We utilize a multitude of social media platforms to promote our properties, market and distribute our content, engage our fans, and generate advertising revenue. Our social media accounts and websites consistently attract a high volume of views and engagements on various platforms. Across our portfolio of owned brand accounts, we boast approximately 300 million social media followers at UFC and approximately 380 million social media followers at WWE as of December 31, 2024. With over 100 million subscribers, WWE is the 13th most viewed channel across all categories on YouTube.

We believe our companies are well positioned for the future of media. We have the flexibility to deliver our content across channels to meet our fans where they are consuming media. Our multichannel distribution model enables TKO to capitalize on increased competition for premium live sports rights and sports entertainment programming across digital and linear services. We license our media rights under long-term contracts to leading distributors globally. The contractual, recurring nature of our revenue base provides our business with good visibility into revenue growth, which supports further investment in our products and adjacent content reinforcing the value of our properties to our fans and partners.

Our management team has deep expertise in sports, media, and live events. Ariel Emanuel serves as CEO and Executive Chair and Mark Shapiro serves as President and COO at TKO. They each have decades of experience founding, acquiring, and scaling sports and entertainment businesses, including UFC, which Endeavor acquired in 2016 and subsequently executed a strategy that drove substantial value creation for shareholders. Dana White serves as CEO and President of UFC and Nick Khan serves as President of WWE. Each brings deep institutional and operational knowledge to our business. We believe our leadership team’s proven track record of performance positions us to successfully execute organic and inorganic growth opportunities at TKO. We view this as a key competitive advantage within the dynamic sports and entertainment landscape.

In October 2024, we entered into an agreement with Endeavor to acquire PBR, On Location and IMG businesses (including IMG's media business and certain other businesses operating under the IMG brand) (the "Endeavor Asset Acquisition”). We expect to close this acquisition in the first quarter of 2025.

PBR is the world’s premier bull riding organization. More than 800 bull riders compete in more than 200 events annually across the PBR Unleash The Beast tour, which features the top bull riders in the world; the PBR Pendleton Whisky Velocity Tour; the PBR Touring Pro Division; and the PBR business’ international circuits in Australia, Brazil, and Canada. In 2022, PBR launched the PBR Team Series — eight teams of the world’s best bull riders competing for a new championship expanding to 10 teams in 2024 — as well as the PBR Challenger Series with more than 60 annual events nationwide. PBR Teams League and Unleash The Beast events are broadcast on CBS Television Network, reaching nearly 40 million viewers each year.

On Location is a global leader in premium experiential hospitality, offering ticketing, curated guest experiences, live event production and travel management across sports and entertainment. On Location provides unrivaled access for corporate clients and fans looking for official, immersive experiences at marquee events, including the 2024, 2026 and 2028 Summer and Winter Olympic and Paralympic Games, FIFA World Cup 2026, Super Bowl, NCAA Final Four, and more.

IMG is an industry-leading global sports marketing agency, specializing in media rights management and sales, multi-channel content production and distribution, brand partnerships, digital services, and events management. It powers growth of revenues, fanbases and IP for more than 200 federations, associations, events, and teams, including the National Football League, English Premier League, International Olympic Committee, National Hockey League, Major League Soccer, ATP and WTA Tours, the All England Lawn Tennis & Croquet Club (Wimbledon), EuroLeague Basketball, DP World Tour, and The R&A, as well as UFC, WWE, and PBR.

Overview of Revenue Sources

Media Rights and Content

We generate revenue from the licensing of our live events and original programming to domestic and international broadcasters and distributors that carry our programming on digital and linear channels and via pay-per-view (“PPV”). Original programming includes long and short-form content, reality series and other filmed entertainment.

License agreements with broadcasters and distributors have various terms typically ranging from three to five years, although certain of our most significant agreements are longer and range from seven to 10 years. We negotiate agreements with a renewal horizon that reflects the growing popularity of our programming. In 2019, UFC established a seven-year partnership with ESPN to become the exclusive broadcaster of UFC live events in the U.S., including PPV events. UFC’s live events appear on Disney’s ABC broadcast channel, ESPN, ESPN2, and ESPN+. We have also signed new international license agreements at UFC that have bolstered growth in audience reach and revenues. For WWE, media rights fees consist primarily of licensing revenues from the distribution of Raw, SmackDown, NXT and Premium Live Events ("PLEs"). WWE has entered partnerships with major distribution networks, such as Netflix, NBCUniversal/USA Network, and the CW, to distribute content across the U.S. Since January 2025, Netflix is the exclusive global home to Raw. Additionally, since January 2025 and as rights become available globally, distribution for all WWE content outside the U.S., including PLEs, is available on Netflix. The agreement has an initial 10-year term, with an option for Netflix to extend for an additional 10 years and to opt out after the initial five years.

In addition to the rights we sell to distributors, we offer a direct-to-consumer streaming product, UFC FIGHT PASS, that addresses consumer demand for premium, live and on-demand events. This direct-to-consumer streaming product provides fans globally with access to live and video-on-demand events, as well as vast libraries of original content.

UFC FIGHT PASS provides UFC fans an expansive library of content directly to audiences in regions where it has an existing rights deal. UFC FIGHT PASS also allows UFC to distribute its content directly to audiences in markets where a direct customer relationship is economically favorable when compared to a third-party broadcast, digital or pay-per-view licensing deal. One such example is Brazil, where UFC elected to take its content to fans directly via a fully localized version of UFC FIGHT PASS, recognizing that 96% of the Brazil fan base consumes UFC content through digital service offerings.

WWE Network provides WWE fans an expansive library of archived content and non-live original content per year, including second runs of in-ring television programming, exclusive original programming, documentaries, reality shows, and specials. In March 2021, Peacock became the exclusive U.S. home to WWE Network in connection with a multi-year license agreement. WWE Network content is also licensed in certain international markets. As mentioned previously, since January 2025 and as rights become available globally, distribution for all WWE content outside the U.S., including PLEs, is available on Netflix.

Live Events

We deliver compelling, year-round events around the world that showcase a talented roster of UFC athletes and WWE Superstars. Live events generate revenue through the sale of tickets, site fees, travel packages and VIP experiences.

Across UFC and WWE, TKO hosts approximately 300 annual live events in multiple countries and marquee venues, including New York’s Madison Square Garden, London’s O2 Arena, and Las Vegas' T-Mobile Arena. Our tentpole live events include UFC numbered events, WrestleMania, and SummerSlam, among others. These events regularly sell out. In 2024, UFC set 10 new, all-time-highest-grossing event records at several arenas in key markets, including Scotiabank Arena in Toronto, Canada (UFC 297); Honda Center in Anaheim, Calif. (UFC 298); Kaseya Center in Miami, Fla. (UFC 299); Co-op Live in Manchester, England (UFC 304); RAC Arena in Perth, Australia (UFC 305); and Sphere in Las Vegas (UFC 306). In the same year, WrestleMania XL became the most successful and highest-grossing event in history, with over 145,000 attendees over the course of the two-day event, while our Money in the Bank event became the highest-grossing WWE arena event in Canada.

Sponsorship

TKO generates advertising and sponsorship revenue from the sale of in-venue and in-broadcast advertising assets, content product integration and digital impressions across both UFC and WWE. Advertising revenues are also driven by original content on third-party social media platforms. With complete ownership and control over our properties' production, we believe our programming and format provide compelling sports and entertainment opportunities for advertisers. We are able to create unique brand integration opportunities for partners across existing programming.

Sponsorship revenues are generated from partners who promote their products utilizing the broad reach of TKO’s premium properties. Our global salesforce has established sponsor relationships with major brands worldwide across a variety of industries. The unique but complementary nature of our properties enables us to offer a differentiated sponsorship product to partners, providing access to scaled promotion, as well as more targeted audiences across our entire portfolio, to meet the unique needs of our sponsorship partners. We continue to expand the categories and volume of our partnerships with major brands, such as Anheuser-Busch, IBM, Procter & Gamble, Monster Energy, Cuervo, DraftKings, Toyo Tires and Slim Jim. We are also able to create new sponsorship assets and inventory through our innovative approach to new technology, including UFC’s high-definition LED Fight Clock and Fight Deck displays and WWE’s innovative in-ring product activations, which provide additional, unique opportunities for our partners.

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

We have licensing partnerships with major retailers and brands worldwide. Video games and toys are among the largest components of our licensing programs. UFC has multi-year licensing agreements with EA Sports to produce and sell UFC-branded console video games and with Fanatics to produce and sell event merchandise. Similarly, WWE has a multi-year licensing agreement with Take-Two Interactive Software to produce and sell WWE-branded console video games. WWE also has a multi-year licensing agreement with Mattel, Inc., its exclusive toy licensee, covering all global territories and, beginning July 2022, WWE launched an exclusive, multi-year partnership with Fanatics that includes WWE Shop, a premier e-commerce and mobile destination. WWE also distributes its products through major retail holders such as Walmart, Target, GameStop, Barnes & Noble, Topps, Hot Topic, and ASDA Stores. Similarly, UFC maintains licensing partnerships with over 40 premium brands, including EA Sports, Project Rock by Under Armour, Timex, and Venum.

Growth Vectors

We believe TKO is well-positioned to benefit from secular tailwinds in both sports and entertainment. Live sports and sports entertainment remain important for both traditional linear platform providers as well as streamers and technology entrants. As a result, the value of media rights for unique assets, such as UFC and WWE, have appreciated consistently. We anticipate realizing growth in media rights content agreements upon contract renewals that materialize over the coming years, reflecting the increased value of our premium content to linear and streaming channels, as well as the broader trend of premium live sports and entertainment content rights generally increasing in value across renewal cycles. We believe we can generate more content in various formats to acquire and engage new and existing fans, generate license fees from distribution partners, and drive increased adoption of our direct-to-consumer offerings, UFC FIGHT PASS and WWE Network. TKO drives economic benefits to the cities that host WWE and UFC events, which we believe will lead to growth in site fees as jurisdictions vie to bring premium events to their market. For example, WrestleMania in April 2024 generated $200 million in economic impact for the Philadelphia region, UFC 307 in Salt Lake City generated nearly $27 million in economic impact in October 2024 and TKO's takeover of Anaheim, California with UFC 298 and Raw combined to generate over $30 million in February 2024.

International

As of December 31, 2024, approximately 93% of UFC and WWE fans are from international markets. We see a significant opportunity to further monetize and grow in existing international markets through traditional distribution partnerships, direct-to-consumer offerings, live events, consumer products, and sponsorship partnerships.

In addition to further monetizing our existing international markets, we are also focused on the international expansion of our content and programming distribution, with efforts across Europe, Asia Pacific and the Middle East offering significant growth potential. We believe our success to date through our live events, extensive international distribution infrastructure, and international talent demonstrates our ability to sustain future international growth of our properties. UFC content reaches over 950 million households across 50 broadcast partners in over 50 languages in more than 170 countries. As of December 31, 2024, WWE content reached more than one billion households in 24 languages in more than 150 countries.

Live Events

We believe we can grow Live Events revenue by increasing ticket sales and expanding premium VIP offerings to drive higher per event revenues to drive monetization across events. Compelling, live experiences are at the core of TKO, driving the strength of our companies and fan engagement.

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

Over UFC's history, we have successfully held events in more than 150 cities internationally, and in 2024 visited Abu Dhabi, London, Macau, Mexico City, Riyadh, Perth, and Paris, among other major destinations. During 2024, WWE produced several international events, including PLEs in international markets including Australia, France, Scotland, and Canada, in addition to two events produced through our partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia.

Moreover, live events have the potential to drive significant economic output for host cities from new job creation, salaries and wages, taxes, and other economic activity. Consequently, as the popularity of TKO live events grows, we expect to have a greater ability to secure site fees from local governments or tourism organizations in certain jurisdictions.

Sponsorships

TKO is also distinguished by the attractive fan demographics of its brands. The multicultural foundation of the fighting styles incorporated in MMA and the ubiquitous nature of wrestling resonates with audiences from diverse cultural and demographic backgrounds all over the world. As of December 31, 2024, we estimate that the fan bases of UFC and WWE are approximately 36% and 38% female, respectively. UFC and WWE fans also skew younger on average than those of traditional U.S. sports leagues with a median age of 37 years old and 35 years old, respectively, compared to a range of 39 to 46 years old for the latter.

We believe the differentiated fanbases of our companies make TKO a valued partner for sponsors looking to access this attractive demographic. Our unified global partnership team provides brands with access to one of the most formidable sports marketing portfolios in the world. We expect to increase product activations across platforms and formats, expand and monetize additional staple sponsorship categories, provide additional inventory and assets through innovative new sponsorship offerings, and improve sell-through, particularly in international markets. As such, we anticipate the acceleration of our properties and talent placement across sponsorships, as well as greater cross-selling opportunities with our product licensing partners by leveraging technology, thus driving incremental revenue from new on-screen graphics assets.

Consumer Products

Product licensing and merchandising is a growing category for TKO. We believe there is an opportunity to continue to scale our consumer products division through opportunities in many product categories, including apparel, casual games, and online betting platforms, in addition to expanding direct-to-retail channels in the U.S. and globally.

As such, we continually seek exclusive, multi-year partnerships with leading organizations to develop new products and further expand our licensing business. For example, UFC’s partnership with EA Sports and WWE’s partnership with Take-Two Interactive Software allows us to remain agile as content can be updated for new characters, game modes, and story plots for enhanced game play. Additionally, both UFC and WWE have exclusive, multi-year partnerships with Fanatics across a variety of product categories.

Structural Advantages

Based on our organizational structure, we believe we are well-positioned to effectively and efficiently navigate the rapidly evolving sports and entertainment landscape relative to other sports and entertainment offerings. UFC and WWE’s governance structures do not involve a franchise system with multiple owner-operators as is common in team sports. Importantly, UFC does not rely on an independent promoters network as found in other combat sports. These structural advantages allow UFC and WWE to make decisions unilaterally and to react swiftly and nimbly to changes in consumption habits and fan preferences and to address customer needs. We also have autonomy and oversight over our content production and intellectual property, including domestic and international media rights, which we believe enables us to optimize distribution and production quality.

Unlike traditional sports leagues, we host live events year-round and are not constrained by a seasonal format. In the year ended December 31, 2024, UFC and WWE hosted approximately 300 live events in locations around the world. We maintain the flexibility to scale the number of events hosted each year to meet consumer demand. We also determine the location of each event, which helps us acquire new fans across geographies globally and strengthen our brand reach.

Competition

The entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live event and media content audiences, we face competition from professional and college sports (including other MMA promotions), scripted wrestling promotions, other live, filmed, televised, and streamed entertainment, as well as other leisure activities. We continue to face increased competition from websites, mobile, and other internet-connected apps delivering paid and free content as streamed media offerings continue to expand. For purchases of our merchandise, we compete with entertainment companies, professional and college sports leagues, and other makers of branded apparel and merchandise. In addition, our properties compete respectively for talent with other live combat sports and sports entertainment platforms, and work to develop and discover emerging talent.

Talent Discovery and Development

UFC Athletes

Essential to the success of UFC and the sport of MMA is the ability to discover and promote athletes globally. UFC athletes are independent contractors. As of December 31, 2024, there were approximately 650 UFC athletes representing more than 70 countries, of which nearly 20% were female and 60% originated from outside of the U.S.

UFC discovers new athletes via multiple methods, including staging talent discovery shows such as The Ultimate Fighter, Dana White's Lookin’ for a Fight, Dana White’s Contender Series, and Road to UFC. UFC also discovers and evaluates talent through its UFC Academy in Asia, which provides younger MMA athletes with a platform to develop their skills and abilities while competing in local promotions ahead of a potential career in UFC.

To advance the sport of MMA, UFC established the UFC Performance Institutes, which are designed to accelerate knowledge and understanding of MMA by delivering interdisciplinary services, evidence-based science, sports medicine, innovation, and technology, while sharing best practices for performance optimization with athletes and coaches around the world. The first Performance Institute opened in Las Vegas in 2017. The second location opened in Shanghai in 2019. A third location opened in Mexico City in February 2024.

WWE Superstars

The success of WWE is due primarily to the continuing popularity of its Superstars. WWE Superstars are independent contractors. As of December 31, 2024, there were approximately 230 WWE Superstars under contract from more than 20 countries, of which approximately 40% were female. Contracts for WWE Superstars range from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training.

WWE’s talent development system, including the NXT division, has produced more than 80% of WWE’s current active main roster stars, such as Roman Reigns, Bianca Belair, Sami Zayn, Asuka, Chad Gable, and Alexa Bliss. NXT has evolved into WWE’s third brand after Raw and SmackDown and has transitioned into a weekly live television series. More than 20% of WWE’s developmental talent come from countries outside the U.S., including Nigeria, Japan, England, Chile, Australia, Canada, Ukraine, Haiti, Singapore and Switzerland. Women comprise over 40% of WWE’s developmental talent. NXT talent train at the WWE Performance Center in Orlando, Florida, which was designed to cultivate the next generation of talent and has become the center of WWE’s talent development program.

In 2021, WWE launched a major comprehensive recruiting initiative for in-ring competitors called Next In Line (“NIL”). This program serves to recruit and develop potential future Superstars, and it further enhances WWE’s talent development process through collaborative partnerships with select athletes from diverse athletic backgrounds. In October 2024, following the success of the NIL program, WWE launched a developmental program called WWE Independent Development ("WWE ID") to provide up-and-coming independent wrestlers a pathway to a potential career in WWE. The WWE ID program provides prominent independent wrestling schools with the WWE ID official designation, with the goal of providing new trainees and existing talent at these select institutions with enhanced developmental opportunities. Additionally, WWE ID will identify top independent wrestling prospects with an official designation and support their developmental journey by providing financial opportunity and assisting with training, mentorship and development, including access to world-class facilities, best-in-class ring training, and athletic trainers.

Intellectual Property and Other Proprietary Rights

We consider intellectual property to be very important to the operation of our business and to driving growth in our revenues, particularly with respect to sponsorships, licensing rights, and media distribution agreements. Our intellectual property includes the “UFC” and “WWE” brands and other trademarks and copyrights associated with us and our events, and the rights to use the intellectual property of our commercial partners. Substantially all our intellectual property and owned assets that we create or acquire associated with our content and events are protected by trademarks and copyrights, whether registered or unregistered.

Human Capital Resources

General

We believe the strength of our workforce is critical to our long-term success. Our human capital management objectives include attracting, retaining, and developing high performing and diverse talent.

As of December 31, 2024, we had over 1,300 employees in 12 countries. We have invested and focused extensively on the training and development of our employees, from both a personnel and technology perspective. We believe that our relations with our employees are good.

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

We strive to create a work environment that is reflective of the communities in which we work and recognize inclusion and belonging are intrinsically linked to business success and as such have taken part in efforts to ensure our global workforce is comprised of qualified individuals of all backgrounds. In 2024, we expanded on talent development initiatives including providing training and developmental opportunities to all employees through mentorship and other programs.

Regulation and Legislation

We are subject to federal, state and local laws, both domestically and internationally, and at the state level by athletic commissions, governing matters such as:

•
licensing laws for athletes;
•
operation of our venues;
•
licensing, permitting, and zoning;
•
health, safety, and sanitation requirements;
•
the service of food and alcoholic beverages;
•
working conditions, labor, minimum wage and hour, citizenship, immigration, visas, harassment and discrimination, and other labor and employment laws and regulations;

•
compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”);
•
the U.K. Bribery Act 2010 (the “Bribery Act”) and similar regulations in other countries, as described in more detail below;
•
antitrust and fair competition;
•
data privacy and information security;
•
marketing activities;
•
environmental protection regulations;
•
imposition by the U.S. or foreign countries of tariffs or trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls;
•
licensure and other regulatory requirements for the supply of sports betting data and software to gambling operators;
•
licensing laws for the promotion and operation of MMA events; and
•
government regulation of the entertainment and sports industry.

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

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates, tax laws that impact companies or individuals, and inflation, can significantly impact our operating results. While consumer and corporate spending may decline at any time for reasons beyond our control, the risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising, decreases in attendance at live events, and purchases of pay-per-view (“PPV”), among other things. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic and geopolitical conditions, or by any future deterioration in economic conditions, thereby possibly impacting our operating results and growth. A prolonged period of reduced consumer or corporate spending, such as those that occurred during the COVID-19 pandemic, could have an adverse effect on our business, financial condition, and results of operations.

We depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners. Our failure to maintain, renew or replace key agreements could adversely affect our ability to distribute our media content, WWE Network and/or other of our goods and services, which could adversely affect our operating results.

A key component of our success is our relationships with television and cable networks, satellite providers, digital streaming and other distribution partners, as well as corporate sponsors. We are dependent on maintaining these existing relationships and expanding upon them so that we have a robust network with which we can work to arrange multimedia rights sales and sponsorship engagements, including distribution of our events and media content. Our television programming for our events is distributed by television and cable networks, satellite providers, PPV, digital streaming, and other media. We have depended on, and will continue to depend on, third parties for many aspects of the operations and distribution of WWE Network. We have an important relationship with ESPN as they are the exclusive domestic distributor of all UFC events. Because a large portion of our revenues are generated, directly and indirectly, from the distribution of our events, any failure to maintain or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us, or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our business. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. We have agreements with multiple PPV providers globally and distribute a portion of our events through PPV, including certain events that are sold exclusively through PPV. Beginning January 2025, Netflix became the exclusive global home to Raw. Additionally, since January 2025 and as rights become available globally, distribution for all WWE content outside the U.S., including premium live events, is on Netflix. Our agreement has an initial 10-year term, with an option for Netflix to extend for an additional 10 years and to opt out after the initial five years. Our failure to maintain the Netflix agreement, including through Netflix exercising its opt-out rights, could adversely affect our ability to distribute WWE content, which could adversely affect our operating results. We also have substantial relationships with NBCU, which carries SmackDown on USA Network, and The CW, which carries NXT on its cable network. WWE Network is distributed exclusively via Peacock in the domestic market. These relationships are expected to continue to constitute a significant percentage of our revenues. We anticipate that we will be involved in negotiations to renew or replace our domestic television distribution rights agreements for UFC content and WWE Network with our current licensee or others before their expiration in December 2025 and March 2026, respectively. These domestic licenses together account for a very significant portion of our media segment revenues and profitability. No assurances can be provided as to the outcome of these negotiations and, if we are unable to renew existing agreements or find alternative streaming or distribution partners on at least as favorable terms, if at all, our results of operations could be adversely impacted.

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

We must also adapt to changing consumer behavior driven by advances that allow for time shifting and on-demand viewing, such as digital video recorders and video-on-demand, as well as internet-based and broadband content delivery and mobile devices. Cable and broadcast television distribution constitutes a large part of our revenues. The number of subscribers and ratings of television networks and advertising revenues in general have been impacted by viewers moving to alternative media content providers, a process known as “cord cutting” and “cord shaving”. Developments in technology may have added, and may continue to add, to this shift as consumers’ expectations relative to the availability of video content on demand, their willingness to pay to access content and their tolerance for commercial interruptions evolve. Many well-funded digital companies (such as Amazon, Apple, Facebook, Hulu, Netflix and YouTube) have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for media content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration and other factors) of television distribution to media content owners such as WWE and UFC. Our media partners’ businesses are affected by their sale of advertising and subscriptions for their services. If they are unable to sell advertising and/or subscriptions either with regard to WWE and UFC programming specifically or all of their programming generally, it could adversely affect our operating results. If we fail to adapt our distribution methods and content to emerging technologies and new distribution platforms, while also effectively preventing digital piracy and the dilution of the value of our content resulting from the creation of similar or fake content on artificial intelligence applications, our ability to generate revenue from our targeted audiences may decline and could result in an adverse effect on our business, financial condition, and results of operations.

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

We may fail to realize the anticipated benefits of the Endeavor Asset Acquisition and may assume unanticipated liabilities, including in connection with termination of the Services Agreement.

The success of the Endeavor Asset Acquisition will depend on, among other things, our ability to integrate the transferred businesses in a manner that realizes the various benefits, growth opportunities and synergies that we have identified and are currently in the process of identifying. Our ability to achieve the anticipated benefits of the Endeavor Asset Acquisition is subject to a number of risks and uncertainties.

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
•
negative reactions from the financial markets, including potential declines in the price of our Class A common stock due to the fact that current prices may reflect a market assumption that the Endeavor Asset Acquisition will be completed; and
•
diverted attention of our management to the Endeavor Asset Acquisition rather than to our operations and pursuit of other opportunities that could have been beneficial to us.

The planned issuance of Class B common stock and TKO OpCo Units to the EDR Parties will dilute the ownership and voting interests.

If the Endeavor Asset Acquisition is completed, the Company expects to issue approximately 26.1 million TKO OpCo Units and corresponding shares of Class B common stock (subject to certain customary purchase price adjustments to be settled at the closing in equity and cash) to the EDR Parties, who beneficially hold approximately 53.9% of the Company’s total outstanding shares of common stock as of the date of this Annual Report. The issuance of the TKO OpCo Units and Class B common stock to the EDR Parties will cause a reduction in the relative percentage interest of the Company’s other current stockholders in the earnings of TKO OpCo, and in the voting interests of the Company. The issuance will result in (i) an approximate 6% reduction of equity ownership and (ii) an approximate 6% reduction in the total voting interests of the Company’s Class A common stock.

If we complete the Endeavor Asset Acquisition, the Services Agreement dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc. and TKO Operating Company, LLC (“Services Agreement”) will terminate. TKO OpCo cannot be assured that the services previously provided under the Services Agreement will be sustained at the same level, or that TKO OpCo will be able to replace these services in a timely manner or on comparable terms. TKO OpCo’s costs of procuring those services from third parties may increase. The Services Agreement also contains terms and provisions that may be more favorable to TKO OpCo than terms and provisions TKO OpCo will be able to obtain in arm’s-length negotiations with unaffiliated third parties.

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

We face competition from a variety of other domestic and foreign companies. We also face competition from alternative providers of the content and events that we offer. For UFC, these providers include, but are not limited to, M-1 Global, Professional Fighters League, Combate Global, Invicta FC, Cage Warriors, AMC Fight Nights, ONE Championship, Rizin Fighting Federation, Absolute Championship Akhmat, Pancrase, Caged Steel, Eagle Fighting Championship, KSW and Extreme Fighting Championship. For WWE, these providers include, but are not limited to, All Elite Wrestling, Impact Wrestling, Ring of Honor and New Japan Pro-Wrestling. Additionally, competition exists from other forms of media, entertainment and leisure activities in a rapidly changing and increasingly fragmented environment. Other new and existing professional wrestling leagues also compete with our goods and services. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Any increased competition, which may not be foreseeable, or our failure to adequately address any competitive factors, could result in reduced demand for our content, live events, or brand, which could have an adverse effect on our business, financial condition, and results of operations.

We depend on the continued services of executive management and other key employees, and of our parent company, Endeavor. The loss or diminished performance of these individuals, or any diminished performance by Endeavor, could adversely affect our business.

Our performance is substantially dependent on the continued services of executive management and other key employees as well as our relationship with our parent company, Endeavor, with whom we have various service agreements. Upon the consummation of the Endeavor Take-Private, we expect to continue utilizing Endeavor's services for a specified period of time. We cannot be sure that any adverse effect on Endeavor’s business would not also have an adverse effect on our business, financial condition, and results of operations. Further, members of our or Endeavor’s executive management may not remain with Endeavor or us and may compete with us in the future. The loss of any member of our or Endeavor’s executive management teams could impair our ability to execute our business plan and growth strategy, have a negative impact on our business, financial condition, and results of operations, or cause employee morale problems or the loss of additional key employees.

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

Our results may be affected by the outcome of pending and future litigation, investigations, claims and other disputes. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. The outcome of litigation, including class action lawsuits, is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, Zuffa was named as a defendant in class-action lawsuits alleging that we violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes, Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case) and Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case). The fighter plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. The defendants in that case are Zuffa, Endeavor and TKO OpCo. On March 13, 2024, TKO OpCo, and certain of its affiliates, including Endeavor, reached an agreement to settle all claims asserted in the class action lawsuits for an aggregate amount of $335.0 million payable by the Company and its subsidiaries, which was submitted to the court for preliminary approval and denied on July 30, 2024. On September 26, 2024, the Company reached an updated settlement agreement with the plaintiffs to settle all claims asserted in the Le case for an aggregate amount of $375.0 million, which the court preliminarily approved on October 22, 2024 and finally approved on February 6, 2025. In connection with the updated settlement agreement, the Company recorded charges of $375.0 million during the year ended December 31, 2024. No trial date has been set in the Johnson action. In addition, on October 23, 2024, five unnamed plaintiffs filed a lawsuit against Mr. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former WWE employee during the 1980s. If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.

In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal), or lawsuits by governmental agencies or private parties. In addition, allegations against or improper conduct by current or former employees, contractors or partners could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. If the results of these investigations, claims, allegations, investigations, proceedings, or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions, or other censure that could have an adverse effect on our business, financial condition, and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could have an adverse effect on our business, results of operations, and financial condition. In addition, publicity from these matters could negatively impact our business, reputation and competitive position and reduce investor demand for our Class A common stock and negatively impact the trading price of such stock.

The special committee of independent members of WWE’s Board of Directors’ investigation into allegations of misconduct by Vincent McMahon, and any further allegations, claims or investigations may have an adverse financial and operational impact on our business performance.

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

On July 25, 2022, based on the findings of the Special Committee investigation, WWE announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in WWE’s consolidated financial statements. WWE subsequently identified two additional payments totaling $5.0 million unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in WWE’s consolidated financial statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). All payments underlying the Unrecorded Expenses have been paid by Mr. McMahon personally. WWE determined that, while the amount of Unrecorded Expenses was not material in any individual period in which the Unrecorded Expenses arose, the aggregate amount of Unrecorded Expenses would be material if recorded entirely when identified in the second quarter of 2022. Accordingly, WWE revised its previously issued financial statements to record the Unrecorded Expenses in the applicable periods for the years ended December 31, 2019, 2020 and 2021, as well as the first quarter of 2021 and 2022. In light of the Unrecorded Expenses and related facts, WWE concluded that its internal control over financial reporting was not effective as a result of one or more material weaknesses. On January

10, 2025, the United States Securities and Exchange Commission settled charges against Mr. McMahon for failing to disclose certain agreements related to the Unrecorded Expenses to WWE’s Board of Directors, legal department, accountants, financial reporting personnel, or auditor, and in so doing, circumventing WWE’s system of internal accounting controls and causing material misstatements in WWE’s 2018 and 2021 financial statements. Although the Special Committee investigation was completed and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of TKO’s Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and the Company may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands, claims and/or complaints arising from, related to, or in connection with these matters or in connection with new claims or allegations. For example, on January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and asserting claims under the Trafficking Victims Protection Act.

Subsequent to WWE’s restatement for the Unrecorded Expenses, WWE was informed of certain additional claims, which have been settled by Mr. McMahon. WWE recorded an additional $11.1 million of expenses related to these additional claims prior to the closing of the Transactions. Following the closing of the Transactions, the Company recorded an additional $3.5 million of expenses during the year ended December 31, 2023 related to these additional claims. Mr. McMahon has made all related payments personally.

Professional costs resulting from WWE’s Special Committee’s investigation and/or related claims have been significant and are expected to continue to be significant as the Company continues to incur costs arising from ongoing and/or potentially new regulatory, investigative and enforcement inquiries, subpoenas, and demands, claims and/or lawsuits. We expect Mr. McMahon to reimburse the Company for reasonable expenses incurred in connection with the investigation and related matters. During the year ended December 31, 2024, Mr. McMahon reimbursed the Company $6.4 million associated with these costs. For further information on related party transactions between Mr. McMahon and the Company, see Note 22, Related Party Transactions, to our audited consolidated financial statements included elsewhere in this Annual Report. Although we are not aware that significant business has been lost to date, it is possible that a change in the perceptions of our business partners could occur as a result of the investigation or other matters described above. In addition, as a result of the investigation, other matters described above or new claims or allegations, certain other operational changes, including without limitation other personnel changes, have occurred and may continue to occur in the future, which may have adverse financial and operational impacts on our business. Any adverse impacts as a result of the investigation and related matters, and any further allegations or investigations, could exacerbate any of the risks described herein.

The impact of global pandemics or other health crises could adversely affect our business, financial condition and results of operations.

Our operations and events could be impacted by restrictions resulting from global pandemics or other health crises. We will assess and respond to any such pandemics or health crises, including by abiding by any new government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact any global pandemics or other health crises will have on our operations going forward due to the aforementioned uncertainties.

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

The ability of these foreign nationals to remain and work or compete in the United States is impacted by a variety of laws, regulations and executive orders, as well as the processing procedures of various government agencies. Changes in applicable laws, regulations, executive orders or procedures could adversely affect our ability to hire or retain these key personnel or sponsor athletes and performers who are not United States citizens and could affect our costs of doing business. In addition, if the laws, rules or procedures governing the ability of foreign nationals to work or compete in the United States were to change or if the number of visas available for foreign nationals permitted to work in the United States were to be reduced, our business could be adversely affected, if, for example, we are unable to retain an employee or sponsor an athlete or performer who is a foreign national as a result.

Corresponding issues apply with respect to our key personnel and performers working, and athletes competing, in countries outside of the United States relating to citizenship and work authorizations. Similar changes in applicable laws, regulations, executive orders or procedures in those countries could adversely affect our ability to hire or retain key personnel or sponsor athletes and performers internationally.

Our business is international in nature and may require employees, contractors, athletes and performers that participate in our events to frequently travel or live abroad. The ability of our key personnel, contractors and the athletes and performers that participate in our events to travel internationally for their work or to participate in our events is impacted by a variety of laws and regulations, policy considerations of foreign governments, the processing procedures of various government agencies and geopolitical actions, including war and terrorism (for example, the conflicts in Eastern Europe and the Middle East), severe weather events or natural disasters including earthquakes, hurricanes, floods, fires, as well as pandemics. In addition, our production of live events internationally subjects us to the numerous risks involved in foreign travel and operations and also subjects us to local norms and regulations, including regulations requiring us to obtain visas for our key personnel and, in some cases, contractors, athletes and performers that participate in our events. Actions by athletes and performers that are out of our control may also result in certain countries barring them from traveling internationally, which could adversely affect our business. If our key personnel, contractors, athletes and performers that participate in our events were prevented from conducting their work internationally for any reason, it could have an adverse effect on our business, financial condition, and results of operations.

Our failure to continue to build and maintain our properties of entertainment could adversely affect our operating results.

We must continue to build and maintain our strong brand identities to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live events and programming content that our fans value and enjoy is at the core of our business. The production of compelling live, televised and streamed content is critical to our ability to generate revenues across our media platforms and product outlets. Also important are effective consumer communications, such as marketing, customer service and public relations. The role of social media use by fans and by us is an important factor in our brand perception. If our efforts to create compelling services and goods and/or otherwise promote and maintain our properties, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events post-pandemic, and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.

Our failure to retain or continue to discover key athletes and performers could lead to a decline in the appeal of our events, our storylines and the popularity of its brand of entertainment, which could adversely affect its operating results.

Our success depends, in large part, upon our ability to identify, discover and retain athletes and athletic performers who have the physical ability, acting ability and presence or charisma to succeed in our live events, programming content and, with respect to WWE, the portrayal of characters in our live events and programming. We cannot guarantee that we will be able to continue to identify these athletes and performers. Additionally, throughout our history, athletes and performers from time to time have stopped participating in our events for any number of reasons, and we cannot guarantee that we will be able to retain our current athletes and performers either during the terms of their contracts or when their contracts expire. Our failure to attract and retain key athletes and performers, an increase in the costs required to attract and retain such athletes and performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key athletes or performers could lead to a decline in the popularity of our brand of entertainment and events. Any of the foregoing issues could adversely affect our operating results.

Failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition.

We rely on hardware, software, technology infrastructure, online sites and networks, and various computer systems (such as our information systems, content distribution systems, ticketing systems, and payment processing systems) (collectively, “IT Systems”), to conduct our business. We also rely on the technology systems of third parties (including Peacock, Netflix and ESPN) with which we partner in our operations. Some IT Systems used in our operations are legacy IT systems from businesses we have acquired, which may remain separately managed from other IT Systems of our business, may be difficult to integrate with other portions of our business in the future, or may require additional resources to maintain in a secure and functional manner. We own and manage some of these IT Systems but generally rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services, and ticketing services. We and certain of our third-party providers use these IT Systems to collect, maintain and process data about employees, consumers, event participants, business partners and others, including personal information, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Any of these IT Systems and Confidential Information are vulnerable to service interruptions, security breaches, and other cybersecurity risks that threaten their confidentiality, integrity and availability, including as a result of inadvertent or intentional actions by our employees, partners, and vendors, or from attacks by threat actors or other malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” state-sponsored organizations, and others. For instance, we may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing, and swatting. We are also vulnerable to the risk of malicious code being embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude, and the techniques and tools (including artificial intelligence) used to breach security safeguards, circumvent security controls, evade detection and remove forensic evidence are evolving rapidly.

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

Our insurance policies covering data security, privacy liability, and cyber-attacks may not be adequate to cover losses arising from incidents, or they may not be available to us in the future on economically reasonable terms or at all. We would also be exposed to a risk of loss or litigation (including class action lawsuits) and potential liability under laws, regulations and contracts that protect the privacy and security of confidential or personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. As a further example, where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR (as defined below), this could result in fines under the EU GDPR (as defined below), the UK GDPR (as defined below), and other European cyber-security laws, which can be substantial and may be assessed based on a percentage of revenue. Laws and regulations around cybersecurity, including Directive (EU) 2022/2555 or the NIS 2 Directive, continue to expand the scope of, and impose onerous requirements on, covered entities. We also may be required to notify regulators and/or other companies we are contractually obligated to notify about any actual or suspected personal data breach as well as the individuals who are affected by the incident within strict time periods; complying with ever more numerous and complex regulations in the event of a security incident can be expensive and difficult and failure to comply with notification requirements under applicable regulations could subject us to regulatory scrutiny and additional liability.

Remote and hybrid working arrangements at our company (and at many third-party providers) increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We rely on technology at live events, the failure or unavailability of which, for any significant period of time, could affect our business, reputation and the success of our live events. We also rely on technology to provide our digital offerings, live streaming, and virtual events, which may be vulnerable to hacking, denial of service attacks, human error and other unanticipated problems or events that could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our IT Systems and those of our third-party vendors. Interruptions in these IT Systems, or with the Internet in general, whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our content unavailable or degraded. These service disruptions or failures could be prolonged. Delivery of video programming over the Internet is done through a series of carriers with switch-overs between carriers. Television delivery is extremely complex and includes satellite, fiberoptic cable, over-the-air delivery and other means. Any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our content or subject us to individual or class action claims. We do not carry insurance that would cover us in the event of many types of business interruption that could occur.

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

We seek to protect Confidential Information in part, by entering into nondisclosure and confidentiality agreements with parties who have access to such information, such as our employees, collaborators, contractors, consultants, advisors and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our Confidential Information or proprietary technology, information and processes. Further, despite these efforts, no assurance can be given that these agreements will be effective in controlling access to and distribution of our products and Confidential Information as any of these parties may breach the agreements and disclose our Confidential Information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

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

Failure to comply with evolving federal, state, and foreign laws relating to the handling of personal information and digital content could result in financial and other regulatory penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition.

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

For example, in Europe, member states have adopted or modified data privacy and security laws and regulations that may apply to our business, such as the General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”) and in the United Kingdom, the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation and Data Protection Act of 2018 (“UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations and creates requirements for in-scope businesses regarding the processing of personal data, broadly defined as information relating to an identifiable person including a principle of accountability and the obligation to demonstrate compliance through policies, procedure, training and audit. EU member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities. As a result of the exit of the United Kingdom from the European Union, the UK GDPR will not automatically incorporate any future changes made to the EU GDPR going forward (which would need to be specifically incorporated by the United Kingdom government). Moreover, the United Kingdom government has publicly announced plans to reform the UK GDPR in ways that, if formalized, are likely to deviate from the EU GDPR in certain areas, which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. We are monitoring such developments and the impact this may have on our business.

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

We currently generally rely on the standard contractual clauses issued by the EU Commission and the UK government as well as other data sharing agreements to legitimize transfers of personal information outside the EEA and the UK, including to the United States. A replacement for the Privacy Shield Framework, the EU-US Data Privacy Framework, became effective in 2023; however, this framework is already facing challenges similar to those that resulted in the invalidation of the Privacy Shield Framework. We expect the existing legal complexity and uncertainty regarding international data transfers to continue. As supervisory authorities within the EEA issue further guidance on international data transfers under the GDPR, and as enforcement actions continue, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or it could affect our operations and the manner in which we provide our services (for example, we may have to stop using certain tools and vendors and make other operational changes). ). In particular, given the complexity and constantly evolving nature of our cross-border data transfers, the standard contractual clauses and associated safeguards will need to be updated over time to fully legitimize our data transfers, and a failure to do so could result in enforcement action from regulators. Although the United Kingdom currently has an adequacy decision from the European Commission, such that standard contractual clauses are not required for the transfer of personal data from the EEA to the UK, that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the UK data protection regime is reformed in ways that deviate substantially from the EU GDPR. There can be no assurances that we will be successful in our efforts to comply with the GDPR or other privacy and data protection laws and regulations, or that violations will not occur, particularly given the complexity of both these laws and our business, as well as the uncertainties that accompany new laws. In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate.

We monitor the regulatory, judicial and legislative environment and have invested in addressing these developments. These new laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance. As an example, the Digital Services Act (“DSA”) in the EU came into force in November 2022 and the majority of its substantive provisions took effect in February 2024. The DSA imposes new obligations around illegal services or content that may be hosted through our services, traceability of business users, and enhanced transparency measures, and failure to comply can result in fines of up to 6% of total annual worldwide turnover. Another example, is the EU’s Data Act, which creates a regulatory framework to govern the sharing, use and re-use of internet of product-generated data and imposes, among other obligations, certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, and contractual arrangements to comply with such obligations.

In addition, in recent years, in the United States certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the CCPA requires businesses that process the personal information of California residents to among other things provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, and opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The effects of this legislation are far-reaching and have required and may continue to require us to modify our data processing practices and policies and to incur significant costs and expenses in an effort to comply. The enactment of the CCPA has also prompted a wave of similar data privacy laws in other states across the United States. For example, since the CCPA went into effect, general data privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, Utah, Florida, Texas, Montana, Oregon, Delaware, Iowa, New Hampshire, Nebraska and New Jersey, and will soon be enforceable in several other states as well. Similar laws have been proposed in many other states and at the federal level as well. Recent, new, and proposed state and federal legislation relating to data privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional compliance programs, could impact strategies and availability of previously useful information, and could result in increased compliance costs and/or changes in business practices and policies.

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

Finally, regulation of cookies and similar technologies, and any use of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to better understand users. Recent U.S. and European court and regulator decisions are driving increased attention to cookies and tracking technologies and privacy activists are referring non-compliant companies to regulators. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a customer’s or user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive. If the trend of increasing enforcement by regulators of the strict approach including opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

The effects of any applicable U.S. federal, state and local laws and regulations, and international laws and regulations that are currently in effect or that may go into effect in the future, are significant (and penalties for non-compliance may be assessed based on a percentage of revenue) and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Responding to allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risks of litigation (including class action lawsuits) or the imposition of consent orders, enforcement notices, assessment notices (for a compulsory audit), resolution agreements, orders to cease/change our processing of personal data, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we or our third-party service providers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our or our third-party service providers’ businesses. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.

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

We have invested significant resources in registering and maintaining trademarks associated with our properties including, but not limited to, “UFC,” “OCTAGON,” “ULTIMATE FIGHTING CHAMPIONSHIP,” “AS REAL AS IT GETS,” “ULTIMATE FIGHTER,” “WWE,” “RAW,” “SMACKDOWN,” “NXT” and “WRESTLEMANIA,” as well as the UFC and WWE logos and the 2 dimensional octagon shape, in an attempt to obtain and protect our properties and their public recognition. During trademark registration proceedings, we may receive rejections of our applications by the United States Patent and Trademark Office, United States Copyright Office or equivalent authorities in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections and, consequently, may be unable to obtain sufficient protection for certain trademarks in certain jurisdictions where we operate. Further, our intellectual property rights may be challenged, opposed, and/or invalidated by third parties and may not be strong enough to provide a meaningful commercial competitive advantage. If we fail to secure intellectual property rights or maintain our intellectual property rights, competitors might be able to use our brands or other intellectual property, which may have adverse financial and operational impacts on our business.

If we are unable to maintain and protect our intellectual property rights adequately, we may lose an important competitive advantage in the markets where we operate, which may have adverse financial and operational impacts on our business. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, our intellectual property rights are at greater risk in those countries even where we take additional steps to protect our intellectual property. We cannot guarantee that the available legal steps we have taken, and take in the ordinary course of business, to reasonably protect our intellectual property will be successful in all jurisdictions, or predict whether these steps will be adequate to prevent infringement or misappropriation of these rights. In addition, we may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in foreign jurisdictions. Any such direct or indirect loss of rights in these assets may have adverse financial and operational impacts on our business.

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

Our efforts to police, enforce or protect our proprietary rights and intellectual property rights related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and may have adverse financial and operational impacts on our business. Policing unauthorized use and other violations of our intellectual property is difficult and costly, particularly given our global scope. Our technology, data and intellectual property are subject to a heightened risk of theft, unauthorized use or compromise to the extent that we engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as trademarks, copyrights, trade secrets, know-how and customer information and records. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Piracy, in particular, threatens to damage our business as piracy services are subject to rapid global growth. The success of our streaming video solutions with respect to both live and video-on-demand content (e.g., UFC FIGHT PASS) is directly threatened by the availability and use of pirated alternatives, which we may not detect or be able to prevent, including the streaming of our events on social media and other platforms. The value that streaming services are willing to pay for content that we develop may be reduced if piracy prevents these services from realizing adequate revenues. The value individual consumers are willing to pay for content that we develop may be reduced if piracy presents a sufficiently compelling consumer proposition. These activities could result in lost revenue and a reduction in the value of our media rights which may materially and adversely affect our business, results of operation, financial condition and prospects.

Further, we may seek to oppose, cancel and/or invalidate a third party’s attempt to register or otherwise protect its intellectual property rights if we deem such intellectual property is not eligible for protection or infringes, dilutes, misappropriates or otherwise violates our intellectual property rights, but we may be unsuccessful in doing so or may cease such efforts if we believe that proceeding would require us to expend more resources than is commercially reasonable.

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

If any infringement or other intellectual property claim made against us by any third party is successful or if we are required to indemnify a third party with respect to such a claim, we may be required to, or decide to, cease use of one of our brands or other intellectual property, rebrand, or expend additional resources to obtain non-infringing intellectual property (such as through a license). Such license may not be available on commercially reasonable terms, if at all, or may be nonexclusive, thereby giving our competitors and other third parties access to the same intellectual property rights licensed to us, which could result in harm to our competitive position and could adversely affect our business and financial condition. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments related to our intellectual property, and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on our valuation and business. Any adverse ruling or perception of an adverse ruling in defending our intellectual property rights could have an adverse impact on our business and financial condition or ability to engage in certain business activities. Such litigation or proceedings could increase our operating losses and reduce the resources available for development activities and future sales, marketing and distribution activities. If we are found to infringe, misappropriate, dilute or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, or pay substantial royalties and other fees.

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

We operate in various jurisdictions abroad, including through joint ventures, and we expect to continue to expand our international presence. We face, and expect to continue to face, additional risks in the case of our existing and future international operations, including:

•
political instability, adverse changes in diplomatic relations and unfavorable economic conditions in the markets in which we have international operations or into which it may expand;
•
more restrictive or otherwise unfavorable government regulation of the entertainment, sports and sports betting industries, which could result in increased compliance costs or otherwise restrict the manner in which we operate and the amount of related fees we are able to charge;
•
limitations on the scope, strength, and enforcement of intellectual property rights;
•
enhanced difficulties of integrating any foreign acquisitions;
•
limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;
•
adverse tax consequences;
•
less sophisticated legal systems in some foreign countries, which could impair our ability to enforce our contractual rights in those countries;
•
limitations on technology infrastructure;
•
variability in venue security standards and accepted practices; and
•
difficulties in managing operations due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by U.S. law and our internal policies and procedures and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or on a cost efficient basis.

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

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies, and procedures in the United States and around the world, which are subject to change at any time, governing matters such as:

•
licensing laws for athletes and the promotion and operation of MMA events;
•
licensing laws for the supply of sports betting data and other related products to gambling operators;
•
licensing, permitting and zoning requirements for operation of our offices, locations, venues, and other facilities;
•
health, safety, and sanitation requirements;
•
the service of food and alcoholic beverages;
•
working conditions, labor, minimum wage and hour, citizenship, immigration, visas, harassment and discrimination, and other labor and employment related considerations;
•
human rights and human trafficking, including compliance with the U.K. Modern Slavery Act and similar current and future legislation;
•
employment of youth workers and compliance with child labor laws;
•
compliance with the U.S. Americans with Disabilities Act of 1990 and the U.K.’s Disability Discrimination Act 1995;
•
compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act 2010 (the “Bribery Act”) and similar regulations in other countries;
•
compliance with applicable antitrust and fair competition laws;
•
compliance with international trade controls, including applicable import/export regulations, and sanctions and international embargoes that may limit or prohibit our ability to do business with specific individuals or entities or in specific countries or territories;
•
compliance with anti-money laundering and countering terrorist financing rules, currency control regulations, and statutes prohibiting tax evasion and the aiding or abetting of tax evasion;
•
marketing activities, including the placement of gambling-related advertising at and around MMA events;
•
environmental protection regulations;
•
compliance with current and future privacy and data protection laws imposing requirements for the collecting, processing, storing and protection of personal or sensitive information, including the Federal Trade Commission Act, the CCPA and other state privacy laws, the GDPR and the E.U. e-Privacy Regulation;
•
compliance with cybersecurity laws imposing country-specific requirements relating to information systems and network design, security, operations, and use;
•
tax laws; and
•
imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls.

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

We are subject to the FCPA and other anti-bribery and anti-money laundering laws in countries outside of the United States in which we conduct our activities. The FCPA generally prohibits companies and their intermediaries from making, promising, authorizing or offering improper payments or other things of value to foreign government officials for the purpose of obtaining or retaining business, directing business to any person, or securing any improper business advantage. The FCPA also requires U.S. issuers to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. We operate in a number of countries which are considered to be at a heightened risk for corruption. Additionally, we operate adjacent to industry segments, such as sports marketing, that have been the subject of past anti-corruption enforcement efforts. As a global company, a risk exists that our employees, contractors, agents, managers, or other business partners or representatives could engage in business practices prohibited by applicable U.S. laws and regulations, such as the FCPA, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials and others, such as the Bribery Act. There can be no guarantee that our compliance programs will prevent corrupt business practices by one or more of our employees, contractors, agents, managers, or vendors, or that regulators in the U.S. or in other markets will view our program as adequate should any such issue arise. Any actual or alleged violation of the FCPA or other applicable anti-corruption laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a material adverse effect on our reputation, as well as our business, financial condition, results of operations and prospects. Responding to any investigation or action would also likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire.

We are also required to comply with trade and economic sanctions laws imposed by the United States or by other jurisdictions where we do business, which may restrict our transactions in certain markets, and with certain customers, business partners, and other persons and entities. As a result, we may be prohibited from, directly or indirectly (including through a third-party intermediary), procuring goods, services, or technology from, or engaging in transactions with, individuals and entities subject to sanctions, including sanctions arising from the conflict involving Russia, Belarus and Ukraine. We cannot guarantee that our efforts to remain in compliance with sanctions requirements will be successful. Any violation of sanctions laws could result in fines, civil and criminal sanctions against us or our employees, prohibitions on the conduct of our business (e.g., debarment from doing business with International Development Banks and similar organizations), and damage to our reputation, which could have an adverse effect on our business, financial condition, and results of operations.

Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our businesses.

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. SmackDown is currently on broadcast television on NBCU’s USA Network, and certain of our other programming is distributed on-demand via cable and satellite operators. We are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements applicable to programming distributed over television broadcast stations, cable and satellite, as well as for certain of our programming distributed via online platforms that has been televised via broadcast television, cable or satellite. Any failure to remain in compliance with these requirements could expose us to substantial costs and adverse publicity which could impact our operating results. Changes in FCC regulations, and the ongoing reallocation of satellite spectrum for “5G” next generation wireless broadband use, could impact the availability of satellite transmission spectrum for video programming distribution, which could increase the transmission costs of certain of our programming and/or affect transmission quality and reliability. The markets for programming in the United States and internationally may be substantially affected by existing or future government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to the production and distribution of video programming are announced from time to time. Compliance by our licensees with these initiatives and/or their noncompliance of governmental policies could restrict our program distribution and adversely affect our levels of viewership, result in adverse publicity and/or otherwise impact our operating results.

We have a substantial amount of indebtedness, which could adversely affect our business, and we cannot be certain that additional financing will be available on reasonable terms when required, or at all.

As of December 31, 2024, we had an aggregate of $2.75 billion outstanding indebtedness under the Credit Facilities, with the ability to borrow approximately $205 million more pursuant to the Revolving Credit Facility. As of the Endeavor Take-Private closing date, Endeavor expects to enter into, and incur indebtedness under, a new contemplated credit agreement with JPMorgan Chase Bank, N.A as administrative agent (the “Endeavor Credit Agreement”). While we will not be a party to the Endeavor Credit Agreement and, as such, will not be a guarantor or obligor of the indebtedness and therefore under no circumstances will the Endeavor Credit Agreement indebtedness be payable by us, Endeavor expects to designate us as a restricted subsidiary under the Endeavor Credit Agreement effective upon close of the Endeavor Take-Private. As a result, certain of our corporate actions may impact Endeavor's compliance with the covenants under the Endeavor Credit Agreement.

If we cannot generate sufficient cash flow from operations to service our indebtedness, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. Additionally, our credit rating has in the past and may in the future be downgraded. Moreover, any change in the Endeavor credit rating could impact our credit rating. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our substantial indebtedness could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on its indebtedness, thereby reducing funds available for working capital, capital expenditures or other purposes;
•
require us to refinance in order to accommodate the maturity of the term loans under the Credit Facilities in 2031;
•
increase our vulnerability to adverse economic and industry conditions, which could lead to a downgrade in our credit rating and may place us at a disadvantage compared to competitors who may have proportionally less indebtedness;
•
increase our cost of borrowing and cause us to incur substantial fees from time to time in connection with debt amendments or refinancings; and
•
limit our ability to obtain necessary additional financing for working capital, capital expenditures or other purposes in the future, plan for or react to changes in our business and the industries in which we operate, make future acquisitions or pursue other business opportunities, and react in an extended economic downturn.

Despite this substantial indebtedness, we may still have the ability to incur significantly more debt. The incurrence of additional debt could increase the risks associated with this substantial leverage, including our ability to service this indebtedness. In addition, because borrowings under our Credit Facilities bear interest at a variable rate, our interest expense could increase, exacerbating these risks. The Federal Reserve from time to time raises interest rates to combat the effects of recent high inflation. Increases in these rates may increase our interest expense. Further increases in interest rates and interest expense could impact the Company’s ability to service its indebtedness, increase borrowing costs in the future and reduce our funds available for operations and other purposes. Based on the outstanding indebtedness under our Credit Facilities as of December 31, 2024, a hypothetical 100 basis point increase in interest rates would have resulted in an approximately $28 million increase in annual interest expense.

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

The credit agreements governing the terms of the Credit Facilities are expected to restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness, loans and investments, liens, and affiliate transactions. Additionally, while we will not be a party to the Endeavor Credit Agreement and, as such, will not be a guarantor or obligor of the indebtedness thereunder and therefore under no circumstances will the Endeavor Credit Agreement indebtedness be payable by us, Endeavor expects to designate us as a restricted subsidiary under the Endeavor Credit Agreement effective upon close of the Endeavor Take-Private. As a result, certain of our corporate actions, including an event of default under the Credit Facilities, may impact Endeavor’s compliance with the covenants under the Endeavor Credit Agreement. It is possible that we may forego taking certain corporate actions to the extent it would cause Endeavor to be in breach of the covenants under the Endeavor Credit Agreement. Such a breach by Endeavor under the Endeavor Credit Agreement would not result in a breach by TKO under the Credit Facilities. The Credit Facilities also contain, and the Endeavor Credit Facilities are expected to contain, customary events of default, including upon a change in control. These covenants, among other things, limit our ability to fund future working capital needs and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. Such covenants could limit the flexibility of our subsidiaries in planning for, or reacting to, changes in the sports and entertainment industries. Our ability to comply with these covenants is subject to certain events outside of our control. Additionally, we may in the future need to amend or obtain waivers to our existing covenants and cannot guarantee that we will be able to obtain those amendments or waivers on commercially reasonable terms or at all. If we are unable to comply with these covenants, the lenders under the Credit Facilities could terminate their commitments and accelerate repayment of our outstanding borrowings, which also may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. If such an acceleration were to occur, we may be unable to obtain adequate refinancing indebtedness for our outstanding borrowings on favorable terms, or at all. We have pledged a significant portion of our assets as collateral under the Credit Facilities. If we are unable to repay our outstanding borrowings when due, the lenders under the Credit Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them, which may have an adverse effect on our business, financial condition, and operating results. If Endeavor is unable to comply with the covenants applicable to the Endeavor Credit Facilities, the lenders thereunder could take similar actions against Endeavor as available to lenders under our Credit Facilities, such as accelerating the repayment of borrowings thereunder. In the event Endeavor’s lenders accelerate the repayment of the borrowings outstanding under the Endeavor Credit Agreement, Endeavor may not have sufficient assets to repay that indebtedness. Such events could have a material adverse impact on Endeavor's business, which in turn could negatively impact our business.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make payments on, or to refinance our obligations under, our indebtedness will depend on future operating performance and on economic, financial, competitive, legislative, regulatory, and other factors, including factors relating to Endeavor. Many of these factors are beyond our control. Our consolidated cash balance also includes cash from other consolidated non-wholly owned entities. These entities may have restrictions on their ability to distribute cash to the rest of the company, including under the terms of applicable operating agreements or debt agreements, which may require the approval of certain third parties based on the timing and amount of distribution. It cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness, we must continue to execute our business strategy. If we are unable to do so, we may need to refinance all or a portion of our indebtedness on or before maturity.

Our accounts receivable relate principally to a limited number of distributors, licensees, and other partners increasing our exposure to bad debts and counter-party risk which could potentially have a material adverse effect on our results of operations.

Substantial portions of our accounts receivable are from distributors of our programming; hosts/promoters of our live events; and licensees who produce consumer products utilizing our brands and other intellectual property. The concentration of our accounts receivable across a limited number of parties subjects us to individual counter-party and credit risk as these parties may breach our agreement, claim that we have breached the agreement, become insolvent and/or declare bankruptcy, delaying or reducing our collection of receivables or rendering collection impossible altogether. Certain of the parties are located overseas which may make collection efforts more difficult (including due to increased legal uncertainty) and, at times, collections may be economically unfeasible. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

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

Because we derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. Dollar. We cannot, however, predict the effect of exchange rate fluctuations upon future operating results. Although we cannot predict the future relationship between the U.S. Dollar and the currencies used by our international businesses, principally the British Pound and the Brazilian Real, we experienced a foreign exchange rate net loss of $0.7 million for the year ended December 31, 2024.

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

We regularly review metrics, including the number of fans and social media followers of our businesses, to evaluate growth trends, measure our performance and make strategic decisions. Our methodologies for tracking these metrics are subject to certain limitations. In addition, we rely on data received from third parties, including third-party platforms, to track these metrics. Data from both such sources may include information relating to fraudulent accounts and interactions with our sites or the social media accounts of our businesses (including as a result of the use of bots, or other automated or manual mechanisms to generate false impressions that are delivered through our sites or our accounts). We have only limited abilities to verify data from our sites or third parties, and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity. Our methodologies for tracking such metrics may also change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the limitations of our methodologies or issues with the data received from third parties, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our metrics are not accurate representations of the reach of our properties, if we discover material inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate our metrics with a sufficient degree of accuracy and cannot find and adequate replacement for the metric, it could result in an adverse impact on our financial condition or results of operations.

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

We are currently controlled by Endeavor. The interests of Endeavor or, subject to the Endeavor Take-Private, Silver Lake, may differ from the interests of other stockholders of TKO Group Holdings.

As of the date of this Annual Report, subsidiaries of Endeavor collectively owned approximately 53.9% of the voting interests of TKO and 52.5% of the economic interests in TKO OpCo. Upon the close of the Endeavor Asset Acquisition, Endeavor is expected to own approximately 61% of the voting interests of TKO through its holdings of shares of TKO Class A common stock and TKO Class B common stock which are paired with common units of TKO OpCo. Under the Governance Agreement, dated as of September 12, 2023, by and among the Company, Endeavor, and the other parties thereto (the “Governance Agreement”), Endeavor may acquire additional shares of our common stock up to an aggregate of 75% of economic or voting interest in TKO or TKO OpCo without the approval of a majority of the independent directors of our Board.

Endeavor also conducts various administrative and operational functions of the Company pursuant to the Services Agreement. The provision of these services provide Endeavor significant influence over the daily operations and internal functions of the Company. Subject to consent rights and applicable agreements, including the Governance Agreement, Endeavor has the ability to substantially control us, including the ability to control any action requiring the general approval of our stockholders, including the election of a majority of our Board members, the adoption of amendments to our certificate of incorporation and stockholder amendments to our bylaws, and the approval of any merger or sale of substantially all of our assets, subject to the terms of the Governance Agreement relating to Endeavor’s agreement to vote in favor of the director nominees not designated by Endeavor.

In addition, in April 2024, Endeavor entered into a merger agreement with respect to the Endeavor Take-Private. Assuming consummation of the Endeavor Take-Private, Silver Lake, through its ownership of Endeavor and its subsidiaries, would control us. However, there is no guarantee that this take-private transaction will close.

This concentration of ownership and voting interests may also delay, defer, or even prevent an acquisition by a third party or other change of control of the Company, and may make some transactions more difficult or impossible without the support of Endeavor, even if such events are in the best interests of minority stockholders. This concentration of voting interests may have a negative impact on the price of our Class A common stock.

Endeavor’s interests may not be fully aligned with holders of our Class A common stock, which could lead to actions that are not in their best interest, because Endeavor holds its economic interest in the business through TKO OpCo, rather than through TKO. For example, Endeavor and subsidiaries of Endeavor may have different tax positions from us, which could influence Endeavor’s decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration tax or other considerations relevant to Endeavor or its subsidiaries (e.g., the effect of such transactions on Endeavor’s obligations under the tax receivable agreement to which Endeavor is a party) even where no similar considerations would apply to us. The significant ownership in our business held by Endeavor’s subsidiaries, as well as the ability of Endeavor’s subsidiaries to control certain operations of the Company pursuant to the Services Agreement and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. Endeavor also operates a number of businesses through its subsidiaries that may conflict with the interests of the Company, or be party to agreements or engaged in activities that prevent us from performing certain business activities or owning certain assets.

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

We cannot predict the impact our capital structure and the concentrated control by Endeavor or, subject to the Endeavor Acquisition, Silver Lake, may have on our stock price or our business.

We cannot predict whether our multiple share class capital structure, combined with the concentrated control by Endeavor or, subject to the Endeavor Take-Private, Silver Lake, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indices may determine to exclude companies with multiple share classes from their membership. =Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

Following the consummation of the Endeavor Take-Private, Silver Lake would own a controlling equity interest in us through Endeavor and could direct Endeavor to take any of the foregoing actions.

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of NYSE rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.

Endeavor controls more than 50% of our combined voting interests for the election of directors on our Board. As a result, we are considered a “controlled company” for the purposes of NYSE rules and corporate governance standards, and therefore are permitted to, and intend to, elect not to comply with certain corporate governance requirements of the NYSE, including, for example, the requirement to establish a nominating and corporate governance committee composed entirely of independent directors. For so long as we remain a “controlled company,” we may at any time and from time to time, utilize any or all of the applicable governance exemptions available under the NYSE rules. Accordingly, holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of NYSE, and the ability of our independent directors to influence our business policies and affairs may be reduced. We expect to remain a “controlled company” until Endeavor no longer controls more than 50% of our combined voting interests.

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), our management is required to provide a report on our internal control over financial reporting, including an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm, beginning with this Annual Report. To achieve compliance with Section 404 of the Sarbanes-Oxley Act, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes- Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our amended and restated certificate of incorporation and bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board. These provisions, which may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following:

• advance notice requirements for stockholder proposals and director nominations;

• provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent; and

• the ability of the Board to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by the Board.

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

Endeavor and subsidiaries of Endeavor will not be restricted from competing with us, other than as contractually agreed upon. Endeavor has agreed that until the later of September 12, 2028 or six months following Endeavor’s ceasing to beneficially own more than 20% of the voting interests of the then-outstanding shares of our common stock, Endeavor and its controlled affiliates (other than UFC and its subsidiaries) will not (1) other than de minimis passive investments, acquire or invest in any competitive wrestling league or professional mixed martial arts league that is competitive with us or (2) represent any competitive wrestling league, any athlete or wrestling talent in respect of their contractual relationship with us or its subsidiaries or any former wrestling talent of WWE in respect of their contractual relationship with any competitive wrestling league.

If Endeavor in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.

The terms of TKO OpCo’s Services Agreement with Endeavor may be more favorable than TKO OpCo will be able to obtain from an unaffiliated third party. If we complete the Endeavor Asset Acquisition, the Services Agreement will terminate and TKO OpCo may be unable to replace the services Endeavor provides in a timely manner or on comparable terms.

Endeavor and certain of its affiliates, on the one hand, and TKO OpCo, on the other hand, are party to the Services Agreement, pursuant to which Endeavor and TKO OpCo agreed to provide each other with certain specified services, including services relating to content, events, gaming rights, marketing, sponsorship, accounting, employee benefits, information technology, legal support and communications. The Services Agreement has a term of seven years, subject to successive automatic 12-month renewal terms, unless Endeavor provides written notice of its intent not to renew. Upon the close of the Endeavor Asset Acquisition, we expect to terminate the Services Agreement and enter into a new agreement with Endeavor with respect to transition services.

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

The market price for our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•
trends and changes in consumer preferences in the industries in which we operate;
•
changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer and advertising marketplaces;
•
changes in key personnel;
•
our entry into new markets;
•
changes in our operating performance;
•
investors’ perceptions of our prospects and the prospects of the businesses in which we participate;
•
fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;
•
the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•
announcements relating to litigation;
•
guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance;
•
changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;
•
downgrades in our credit ratings or the credit ratings of our competitors;
•
the development and sustainability of an active trading market for our Class A common stock;
•
the volume of shares of common stock available for public sale and the size of our public float;
•
investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•
the inclusion, exclusion, or deletion of our Class A common stock from any trading indices;
•
future sales of our Class A common stock by our officers, directors, and significant stockholders;
•
other events or factors, including those resulting from system failures and disruptions, severe weather events, natural disasters, pandemics, wars, acts of terrorism, or responses to such events;
•
changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including in Eastern Europe and the Middle East, acts of terrorism, and pandemics or other public health crises;
•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and
•
changes in accounting principles.

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

On October 24, 2024, we announced that the Board has authorized a share repurchase program of up to $2.0 billion of our Class A common stock. We will determine at our discretion the timing and the amount of any repurchases under the share repurchase program based on our evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise. The program has no expiration date and we are not obligated to acquire any particular number or dollar value of shares thereunder. While we expect the share repurchase program to be completed within approximately three to four years, the program may not be fully implemented in that timeframe or at all. In addition, the program may be modified, suspended, or discontinued at any time. Repurchases under this authorization could affect our stock price and increase its volatility, and the existence of this authorization could cause our stock price to be higher than it would be in the absence of such authorization and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased shares of stock.

In addition, on October 24, 2024, we announced that the Board has approved a quarterly cash dividend pursuant to which holders of our Class A common stock will receive their pro rata share of approximately $75 million in quarterly distributions to be made by TKO OpCo. In February 2025, we announced that our inaugural quarterly cash dividend will be paid on March 31, 2025. Future declarations of quarterly dividends are subject to our determination and discretion based on our consideration of various factors, such as our results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in our debt agreements and legal requirements and other factors that we deems relevant. Our Board may, at its discretion, decrease or entirely discontinue the dividend at any time. We cannot provide any assurances that any such regular dividends will be paid in any specified amount or at any particular frequency, if at all.

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

For example, if the Endeavor Asset Acquisition is completed, the Company expects to issue approximately 26.1 million TKO OpCo Units and corresponding shares of Class B common stock (subject to certain customary purchase price adjustments to be settled at the closing in equity and cash) to the EDR Parties, who currently beneficially hold approximately 53.9% of the Company’s total outstanding shares of common stock. The issuance of the TKO OpCo Units and Class B common stock to the EDR Parties will cause a reduction in the relative percentage interest of the Company’s other current stockholders in the earnings of TKO OpCo, and the voting interests of the Company. The issuance will result in (i) an approximate 6% reduction of equity ownership and (ii) an approximate 6% reduction in the total voting interests of the Company’s Class A common stock.

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

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our activities and diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities. The tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate and adversely affect our financial results.

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

With respect to taxable periods beginning after the closing of the transactions contemplated by the Transaction Agreement, we will decide whether to cause TKO OpCo to make a Push Out Election in our discretion. If TKO OpCo does not make this election, the then-current holders of TKO OpCo Units (including the EDR holders, as applicable) would economically bear the burden of the understatement even if such holders had a different percentage interest in TKO OpCo during the year under audit, unless, and only to the extent, TKO OpCo recovers such amounts from current or former impacted holders of TKO OpCo. There are no assurances that TKO OpCo will recover any such amounts from current or former holders of TKO OpCo. Similar rules will also apply with respect to any of TKO OpCo’s subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not our stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax and has issued final regulations regarding the reporting and payment of the excise tax. We conducted certain repurchases of our stock in 2024, and accordingly may be subject to the excise tax in connection with such repurchases. If we were to conduct additional repurchases of our stock or other transactions covered by the excise tax described above, pursuant to the share repurchase program announced on October 24, 2024 or otherwise, we could potentially be subject to the excise tax in connection with such transactions. Furthermore, if we decide to undertake repurchases of our Class A common stock in the future, any transfer of cash from TKO OpCo or its subsidiaries to TKO Group Holdings to fund such repurchases could result in incremental tax liabilities to TKO Group Holdings, Inc., and such tax liabilities could (depending on the circumstances surrounding the relevant repurchases) be substantial. Using the proceeds of new indebtedness at TKO OpCo or its subsidiaries to make transfers of cash from TKO OpCo or its subsidiaries to TKO Group Holdings to fund repurchases of our Class A common stock could reduce certain tax liabilities at TKO Group Holdings that might result from such cash transfers in the absence of such new indebtedness, but could also result in TKO Group Holdings being in a “negative tax capital” position with respect to its interest in TKO OpCo that could potentially result in incremental tax liabilities at TKO Group Holdings in the future in certain circumstances (e.g., in connection with a payoff of indebtedness of TKO OpCo or its subsidiaries, or in connection with changes in the composition of the ownership of TKO OpCo). These considerations could affect the transactions that TKO Group Holdings and its subsidiaries are willing to undertake in the future, and the incurrence of any of the tax liabilities described above could increase our costs and adversely affect our operating results.

Future changes to U.S. and foreign tax laws could adversely affect us.

The G20, the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates will do business have had an extended focus on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. As a result, the tax laws in the United States and other countries in which we and our affiliates will do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on its worldwide tax liabilities, business, financial condition, and results of operations. The U.S. government may also enact significant new changes to trade policies and tariffs with respect to countries where we or our customers operate, which could have a material and adverse effect on our business, results of operations and financial condition.

In addition, the OECD has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the IRS or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any additional guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. Changes to existing laws and regulations in connection with Pillar Two or other proposals could adversely affect our business, results of operations and financial condition.

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

We have to manage actual and potential internal conflicts of interest in our business due to the breadth and scale of our platform. Different parts of our business may have actual or potential conflicts of interest with each other, including our media production, events production, owned sports properties, sponsorship, and content development businesses. Although we attempt to manage these conflicts appropriately, any failure to adequately address or manage internal conflicts of interest could adversely affect our reputation, and the willingness of third parties to work with us may be affected if we fail, or appear to fail, to deal appropriately with actual or perceived internal conflicts of interest, which could have an adverse effect on our business, financial condition, and results of operations. For more information regarding potential conflicts of interest related to our status as a “controlled company,” see “—We are currently controlled by Endeavor. The interests of Endeavor or, subject to the Endeavor Take-Private, Silver Lake, may differ from the interests of other stockholders of TKO Group Holdings.”

We could face a variety of risks if we expand into other new and complementary businesses and/or make certain investments or acquisitions.

We have entered into new or complementary businesses, including through commercial agreements, and made equity and debt investments in other companies in the past and may continue to do so in the future. We may also enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances.

To the extent we choose to pursue certain commercial, investment, or acquisition strategies, we may be unable to identify suitable targets for these deals, or to make these deals on favorable terms. If we identify suitable acquisition candidates, investments, or commercial partners, our ability to successfully implement or enter into them will depend on a variety of factors, including our ability to obtain financing on acceptable terms or requisite governmental approvals, as well as the factors discussed below. Additionally, we may decide to make or enter into acquisitions, investments, or commercial agreements with the understanding that such acquisitions, investments, or commercial agreements will not be profitable, but may be of strategic value to us. Our current and future acquisitions, investments, including existing investments accounted for under the equity method, or commercial agreements may also require that we make additional capital investments in the future, which would divert resources from other areas of our business. Additional risks of this expansion and/or these investments and transactions may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; loss on investments due to poor performance by the business invested in; inability to integrate a new business successfully; potential exposure to a new business’ preexisting commercial arrangements or other applicable agreements with onerous terms; revaluations of debt and equity investments as well as market, credit and interest-rate risks (any of which could result in impairment charges and other costs); competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs, all of which could affect our business, financial condition and operating results. We cannot provide assurances that the anticipated strategic benefits of these deals will be realized in the long-term or at all.

We may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring a company, making an investment or entering into a commercial agreement and, as such, may not obtain sufficient warranties, indemnities, insurance, or other protections. This could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, a loss of anticipated tax benefits, or other adverse effects on our business, operating results, or financial condition. Additionally, some warranties and indemnities may give rise to unexpected and significant liabilities. Future acquisitions and commercial arrangements that we may pursue could result in dilutive issuances of equity securities and the incurrence of further debt.

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

We, as with other companies, may face increasing scrutiny related to our environmental, social and governance (“ESG”) practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. While we may at times engage in voluntary initiatives, such initiatives may be costly and may not have the desired effect. For example, we may not ultimately be able to achieve any initiatives or commitments we undertakes due to cost, technological constraints, or other factors outside of our control. Moreover, actions or statements that we may take based on expectations or assumptions that we believe to be reasonable at the time made may subsequently be determined to be erroneous or be subject to misinterpretation. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our business, brand or reputation may be negatively impacted and subject to investor or regulator engagement regarding such matters. Furthermore, some market participants, including major institutional investors, may also use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. Both advocates and opponents to certain ESG practices are also increasingly resorting to a range of activism forms, including media campaigns, shareholder activism, investigations, and litigation, to advance their perspectives. There has also been an increase in litigation alleging that corporate diversity, equity and inclusion programs may discriminate against certain individuals or groups. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. For example, we and/or our subsidiaries may be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from California and other U.S. states, and also expect to be subject to the SEC’s climate disclosure rules, if the rules survive litigation and are enforced by the SEC, among other regulations or requirements. Operating in more than one jurisdiction may make our compliance with any applicable ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also cause additional impacts on our business, financial condition, or results of operations.

Catastrophic events, severe weather conditions and natural disasters could adversely affect our operations, sales or financial results.

Catastrophic events, including severe weather events, natural disasters, cyber-incidents, power disruptions, pandemics, acts of terrorism or other events may adversely affect our operation of live events and experiences in affected regions, consumer ability to travel to our events, or result in cancellation or delays of events, outages, disruptions and/or degradations of networks or streaming infrastructure, a failure in our ability to conduct normal business operations, or the closure of event spaces in which consumers engage with our events, brands, and talent, all of which could materially impact our reputation and brand, financial condition and operating results. The health and safety of our employees, talent, or third-party organizations with whom we partner could be also affected, any of which may prevent us from executing against our business strategies and/or cause a decrease in consumer demand for our products and services. In addition, our corporate headquarters and several of our key studios also are located in seismically active regions and areas that are vulnerable to other natural disasters and weather events such as wildfires and hurricanes. These catastrophic events could disrupt our business and operations, and/or the businesses and operations of our partners and may cause us to incur additional costs to maintain or resume operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our security approach is aligned with various applicable security and/or technical requirements and best practices, including those established by the National Institute of Standards and Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that our information security team uses the NIST CSF as a framework for helping us to identify, assess, and manage cybersecurity risks relevant to our business.

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

We use a defense-in-depth strategy across our business applications and systems, including database encryption, encryption for laptops/desktops, endpoint-security solutions including network filtering, anti-virus, endpoint firewalls, endpoint detection/response, patch and security configuration management and monitoring through our use of a Security Information and Event Management (“SIEM”) system. The SIEM is monitored by our Security Operations Center (“SOC”). Our network and applications require multi-factor authentication, and logins are monitored for unusual activity by our SOC systems and personnel. The enterprise network is protected by stateful firewalls, which are also monitored via our SOC. Our dedicated cybersecurity team engages third parties to conduct periodic infrastructure, application, compliance, and security operations testing, and threats/findings are managed through our risk-register and governance processes.

Separately, employees are trained to promptly report any suspicious behavior or events to the Company’s Core Security Incident Response team. This team includes IT, cybersecurity, compliance, and risk management team members from both TKO and Endeavor. The core team oversees the investigation and handling of all reported incidents (which incidents are tracked in real time). If the core team determines that the reported event could potentially impact personally identifiable information processed by the Company, confidential/proprietary information or cause a financial loss, the core team reports the matter to TKO’s Cybersecurity Executive Steering Committee, which includes TKO’s Chief Administrative Officer, Chief Legal Officer, Chief Financial Officer, Deputy Chief Financial Officer, Chief Accounting Officer, Chief Product & Technology Officer, Corporate Secretary and Head of Investor Relations, as well as Endeavor’s Chief Financial Officer, Chief Accounting Officer, Chief Legal Officer, Chief Compliance Officer, Chief Information Officer, SVP, Internal Audit, SVP, Global Privacy & Cybersecurity, SVP, Cybersecurity, SVP, Head of Corporate Security and Chief Communications Officer. Reported events that may cause a financial loss are also reported to the legal department’s fraud investigation team. The Cybersecurity Executive Steering Committee is charged with managing the Core Security Incident Response Team and determining whether any disclosures may be required as a result of the reported event.

Our cybersecurity risk management program, thus, includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a written cybersecurity incident response plan;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our personnel, incident response personnel, and senior management not less often than once per calendar year;
•
phishing simulations at regular intervals (not less than quarterly) to all users of the Company’s email system; and
•
a third-party risk management process for service providers, suppliers, and vendors which connect to our IT systems or process data on our behalf. This risk management process is designed to review the cybersecurity protocols, policies and preparedness of any vendor that processes personally identifiable information for the Company or the Company’s confidential or proprietary information or otherwise is connected to any Company IT infrastructure before entering an agreement with such vendor and/or at least every 18 months thereafter. Such reviews consist of reviewing SOC2 Type II reports for vendors which maintain them or, for those that don’t, a review of the vendor’s responses to a detailed questionnaire. Upon a review of such responses, the Company’s cybersecurity team may propose remediation measures (which are set forth in the contractual obligations to be agreed upon by the vendor).

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

The Audit Committee receives quarterly reports from management on our cybersecurity risks, and also receives, at least annually, a detailed briefing from management on our cyber risk management program’s status including all strategic initiatives. In addition, management updates the Audit Committee, as necessary, regarding potentially significant cybersecurity incidents consistent with written escalation protocols, as well as incidents with lesser impact potential. The Audit Committee members also receive presentations on cybersecurity topics from TKO's Chief Information Officer and SVP, Global Privacy & Cybersecurity, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. The full Board receives regular updates regarding the Audit Committee’s activities.

Our management team, including TKO’s Chief Information Officer and SVP, Global Privacy & Cybersecurity, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Information Officer is responsible for implementation and enforcement of written information security policies. The Chief Information Officer has designated leaders, including the SVP, Global Privacy & Cybersecurity, to be responsible for overall management of the information security management program, including developing and operating within the defined global information security controls to protect our IT systems, selecting and supervising retained cybersecurity consultants, and working with Legal, Compliance, and Human Resources personnel to develop and launch appropriate information security training of our workforce. Our management team has decades of experience leading and managing cybersecurity teams as well as professional credentials in cybersecurity and data privacy. In 2024, TKO’s SVP, Global Privacy & Cybersecurity, leads a team of three dedicated privacy professionals in the Legal department.

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

Item 2. Properties

The following table sets forth the location, use and ownership or leasehold interest in various significant facilities as of December 31, 2024. The leases referenced below expire at various times through 2035, subject to renewal and early termination options. We consider each of these properties to be in good condition, adequate for its purpose and our current needs, and suitably utilized according to the individual nature and requirements of the relevant operations.

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

Holders

As of January 31, 2025, there were 6,055 holders of record of our outstanding Class A common stock and two holders of our outstanding Class B common stock. These numbers do not include those who hold in “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

On October 24, 2024, the Company announced that the Board had authorized the approval of a quarterly cash dividend pursuant to which holders of our Class A common stock will receive their pro rata share of approximately $75 million in quarterly distributions to be made by TKO OpCo.

In February 2025, we announced that our inaugural quarterly cash dividend will be paid on March 31, 2025. Future declarations of quarterly dividends are subject to our determination and discretion based on our consideration of various factors, such as our results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in our debt agreements and legal requirements and other factors that we deem relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities” for more information on the restrictions the Credit Facilities impose on our ability to declare and pay cash dividends.

Our ability to pay distributions and the amount of any dividends ultimately paid in respect of our common stock is, in each case, subject to us receiving funds, directly or indirectly, from our operating subsidiaries, including the operating subsidiaries of TKO OpCo.

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

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of Class A common stock of the Company made during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
October 1, 2024 to October 31, 2024	—	—	—	$—
November 1, 2024 to November 30, 2024	—	—	—	$—
December 1, 2024 to December 31, 2024	863,847	$145.32	863,847	$—
Total	863,847		863,847

(1) In December 2024, WME IMG and Endeavor OpCo purchased shares of TKO Class A common stock in the open market at an average price per share of $145.32 for an aggregate of $125.5 million.

Stock Performance Graph

The following graph illustrates the total return from September 12, 2023 (the date our Class A common stock began trading on NYSE) through December 31, 2024, for (i) our Class A common stock, (ii) the S&P MidCap 400 Index, and (iii) the S&P 1500 Media and Entertainment Industry Group Index. The graph assumes that $100 was invested on September 12, 2023 in each of our Class A common stock, the S&P MidCap 400 Index, and the S&P 1500 Media and Entertainment Industry Group Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Total Return Performance
TKO Group Holdings, Inc.
S&P 400 Index
S&P 1500 Media & Entertainment Index
Index Value
200
150
100
50
09/12/23
12/31/23
12/31/24

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

The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2024 and 2023. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2023 and 2022 is set forth under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

Overview

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment companies. The Company monetizes its media and content properties through four principal activities: Media rights and content, Live events, Sponsorship and Consumer products licensing.

TKO was formed through the combination of Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC) which owns and operates the Ultimate Fighting Championship (“UFC”), a preeminent combat sports brand and a subsidiary of Endeavor Group Holdings, Inc. (“Endeavor”), a global sports and entertainment company, and World Wrestling Entertainment, Inc. (n/k/a/ World Wrestling Entertainment, LLC) (“WWE”), a renowned sports entertainment business. The Transactions unite two complementary sports and sports entertainment properties in a single company. For additional information regarding the terms of the Transactions, see Note 4, Acquisition of WWE, to our audited consolidated financial statements included in this Annual Report.

In October 2024, the Company entered into a definitive agreement with subsidiaries of Endeavor to acquire the Professional Bull Riders (“PBR”), On Location, and IMG businesses (the "Endeavor Asset Acquisition”). In addition, in April 2024, Endeavor entered into a merger agreement, pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of Endeavor’s stock that Silver Lake does not already own (subject to certain exceptions) (the “Endeavor Take-Private”). Upon completion of this take-private transaction, Silver Lake will be our controlling stockholder through its ownership of Endeavor. For a discussion of risks relating to these transactions, see Part II, Item 1A. “Risk Factors.”

Segments

As of December 31, 2024, we operated our business under two reportable segments, UFC and WWE. In addition, we also report results for the “Corporate” group, which incurs expenses that are not allocated to the business segments.

UFC

The UFC segment reflects the business operations of UFC. Revenue from our UFC segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; sponsorship; and consumer products licensing agreements of UFC-branded products.

WWE

The WWE segment reflects the business operations of WWE. Revenue from our WWE segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; sponsorship; and consumer products licensing agreements of WWE-branded products.

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

Provision for Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. ultimately controls the business and affairs of UFC and WWE. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes. TKO OpCo’s U.S. subsidiaries are subject to withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. TKO OpCo is subject to entity-level income taxes in certain U.S. state and local jurisdictions.

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the years ended December 31, 2024 and 2023. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Year Ended December 31,
	2024	2023
Revenue	$2,804.3	$1,675.0
Operating expenses:
Direct operating costs	899.9	514.6
Selling, general and administrative expenses	1,228.7	549.1
Depreciation and amortization	392.8	164.6
Total operating expenses	2,521.4	1,228.3
Operating income	282.9	446.7
Other expenses:
Interest expense, net	(249.1)	(239.0)
Other income (expense), net	0.6	(0.2)
Income before income taxes and equity losses of affiliates	34.4	207.5
Provision for income taxes	25.7	31.5
Income before equity losses of affiliates	8.7	176.0
Equity losses of affiliates, net of tax	2.3	0.3
Net income	6.4	175.7
Less: Net loss attributable to non-controlling interests	(3.0)	(32.5)
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	—	243.4
Net income (loss) attributable to TKO Group Holdings, Inc.	$9.4	$(35.2)

Revenue

Revenue increased by $1,129.3 million, or 67.4%, to $2,804.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

•
UFC revenue increased by $114.0 million, or 9%. This increase was primarily driven by $55.1 million of higher sponsorship from new sponsors and increases in fees from renewals, as well as $52.5 million of greater live event revenue driven by higher attendance and higher site fee revenues primarily from UFC 302 in Newark, New Jersey, UFC 307 in Salt Lake City, Utah and Fight Night events in Riyadh, Saudi Arabia and Abu Dhabi as compared to the prior year. The current year also includes $8.8 million of increased media rights and content from higher domestic and international rights fees resulting from increases in contractual revenues despite having one fewer Fight Night event. These increases were partially offset by a decrease of $2.4 million in consumer products licensing revenue from lower royalties on UFC-branded products.
•
WWE contributed revenue of $1,398.1 million for the year ended December 31, 2024 as compared to $382.8 million for the period from September 12, 2023 through December 31, 2023 following its acquisition. This incremental revenue was driven by $616.0 million of media rights and content primarily associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, and premium live event programming, including WrestleMania XL events, as well as $250.8 million of live event revenue which was primarily driven by hosting additional events with live ticketed audiences, including WrestleMania XL events, as well as site fees associated with certain international premium live events compared to the prior year. The additional revenue was also due to $83.5 million of consumer products licensing related to the sale of WWE-branded products and $65.0 million of sponsorship revenue from the sale of advertising.

Direct Operating Costs

Direct operating costs increased by $385.3 million, or 74.9%, to $899.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

•
UFC direct operating costs increased by $46.8 million, or 12%. This increase was primarily due to higher costs of $30.5 million from different athlete matchups, as well as increased production costs primarily for UFC 306, which was a marquee event at the Sphere in Las Vegas. These increases were partially offset by lower expenses from direct costs of revenue resulting from having one less Fight Night event in the current year.
•
WWE contributed direct operating costs of $451.9 million for the year ended December 31, 2024 as compared to $127.8 million for the period from September 12, 2023 through December 31, 2023 following its acquisition. These costs were primarily driven by $280.3 million of higher talent- and production-related costs associated with WWE’s premium live events, including WrestleMania XL events, and weekly television programming, as well as higher event-related costs associated with additional live events during the current year.
•
Corporate direct operating costs increased by $14.4 million. This increase was primarily related to service fees paid to Endeavor for various operational functions that support revenue generating activities pursuant to the Services Agreement. The costs associated with WWE's portion of the service fees did not commence until March 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $679.6 million, or 123.8%, to $1,228.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

•
UFC selling, general and administrative expenses increased by $15.5 million, or 9%. This increase was primarily due to higher cost of personnel from greater headcount driven by the opening of the UFC Performance Institute in Mexico City in February 2024 and greater bonuses and sales commissions due to financial performance as compared to the prior year.
•
WWE contributed selling, general and administrative expenses of $351.6 million for the year ended December 31, 2024 as compared to $134.4 million for the period from September 12, 2023 through December 31, 2023 following its acquisition. These costs were primarily driven by $102.6 million of personnel costs driven by the timing of the acquisition, which included a $23.4 million reduction in charges associated with restructuring activities related to the Transactions, as well as $57.7 million of increased travel expenses due to additional live events in the current year. The current year also includes $29.0 million of other operating expenses driven by the timing of the acquisition and impairment charges of $27.9 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell.
•
Corporate selling, general and administrative expenses increased by $446.9 million, or 187%. This increase was primarily due to higher legal costs of $388.5 million, including the legal settlement related to the UFC antitrust lawsuit of $375.0 million. The current year also included $69.2 million of higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the Transactions, as well as $16.2 million of costs associated with the Company's debt refinancing activities. These increases were partially offset by a decrease in merger and acquisition costs of $61.2 million. The acquisition of WWE contributed $34.2 million of incremental expenses to Corporate, which was primarily driven by $13.1 million of increased personnel costs, as well as $21.1 million of other operating expenses, including $12.2 million related to service fees paid to Endeavor.

Depreciation and Amortization

Depreciation and amortization increased by $228.2 million, or 138.6%, to $392.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to $227.6 million of expenses associated with the acquisition of WWE.

Interest Expense, Net

Interest expense, net increased by $10.1 million, or 4.2%, to $249.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to $13.4 million of expenses associated with the acquisition of WWE as well as borrowings under our revolving credit facility. These increases were slightly offset by lower indebtedness and the refinancing of the Credit Facilities in November 2024 that resulted in New Term Loans with a lower interest rate.

Provision for Income Taxes

For the year ended December 31, 2024, TKO recorded a provision for income taxes of $25.7 million compared to a provision of $31.5 million for the year ended December 31, 2023. This was primarily related to the change in impact from foreign operations.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests was $3.0 million and $32.5 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to the change in the amount of reported net income for the year ended December 31, 2024 as compared to the reported net income for the year ended December 31, 2023 as well as the effect of the Transactions.

Segment Results of Operations

As of December 31, 2024, we classified our business into two reportable segments: UFC and WWE. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Revenue:
UFC	$1,406.2	$1,292.2
WWE	1,398.1	382.8
Total Revenue	$2,804.3	$1,675.0

	Year Ended December 31,
	2024	2023
Adjusted EBITDA:
UFC	$801.0	$755.7
WWE	681.1	163.0
Corporate	(230.9)	(109.6)
Total Adjusted EBITDA	$1,251.2	$809.1

UFC

The following table sets forth our UFC segment results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Revenue
Media rights and content	$879.4	$870.6
Live events	220.4	167.9
Sponsorship	251.4	196.3
Consumer products licensing	55.0	57.4
Total Revenue	$1,406.2	$1,292.2
Direct operating costs	$430.2	$383.4
Selling, general and administrative expenses	$175.0	$153.1
Adjusted EBITDA	$801.0	$755.7
Adjusted EBITDA margin	57%	58%
Operating Metrics
Number of events
Numbered events	14	14
Fight Nights	28	29
Total events	42	43
Location of events
United States	31	33
International	11	10
Total events	42	43

WWE

The following table sets forth our WWE segment results for the year ended December 31, 2024 and for the post-acquisition period from September 12, 2023 through December 31, 2023:

	Year Ended December 31,
	2024	2023
Revenue
Media rights and content	$865.5	$249.5
Live events	338.5	87.7
Sponsorship	83.0	18.0
Consumer products licensing	111.1	27.6
Total Revenue	$1,398.1	$382.8
Direct operating costs	$426.9	$125.7
Selling, general and administrative expenses	$290.1	$94.1
Adjusted EBITDA	$681.1	$163.0
Adjusted EBITDA margin	49%	43%
Operating Metrics
Number of events
Premium live events	13	3
Televised events	98	27
Non-televised events	65	46
Total events	176	76
Location of events
United States	132	66
International	44	10
Total events	176	76

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

The following table displays results for Corporate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Adjusted EBITDA	$(230.9)	$(109.6)

Adjusted EBITDA decreased by $121.3 million, or 111%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The acquisition of WWE contributed incremental corporate expenses of $50.7 million, primarily driven by the cost of personnel and other general and administrative expenses. The remaining decrease was attributable to $44.9 million resulting from increases in cost of personnel, including TKO executive compensation, and other public company expenses following the Transactions, as well as $25.7 million of higher service fees paid to Endeavor. The costs associated with WWE's portion of the service fees did not commence until March 2024.

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

TKO management believes that Adjusted EBITDA and Adjusted EBITDA margin are useful to investors as the measures eliminate the significant level of non-cash depreciation and amortization expense that results from its capital investments and intangible assets, and improve comparability by eliminating the significant level of interest expense associated with TKO’s debt facilities, as well as income taxes which may not be comparable with other companies based on TKO’s tax and corporate structure.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Year Ended December 31,
	2024	2023
Reconciliation of Net Income to Adjusted EBITDA
Net income	$6.4	$175.7
Provision for income taxes	25.7	31.5
Interest expense, net	249.1	239.0
Depreciation and amortization	392.8	164.6
Equity-based compensation expense (1)	94.6	57.1
Merger and acquisition costs (2)	21.2	83.8
Certain legal costs (3)	401.1	34.2
Restructuring, severance and impairment (4)	41.9	21.5
Debt transaction costs (5)	16.2	—
Other adjustments	2.2	1.7
Total Adjusted EBITDA	$1,251.2	$809.1
Net income margin	0%	10%
Adjusted EBITDA margin	45%	48%

(1)
Equity-based compensation represents non-cash compensation expense for awards issued under Endeavor’s 2021 Plan subsequent to its April 28, 2021 IPO, for the Replacement Awards and for awards issued under the 2023 Incentive Award Plan. For the year ended December 31, 2024, equity-based compensation includes $17.7 million of expense associated with certain services provided by an independent contractor in the WWE segment. For the year ended December 31, 2024 and 2023, equity-based compensation includes $3.3 million and $19.9 million, respectively, of expense associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate.
(2)
Includes (i) certain costs of professional fees and bonuses related to the Transactions and payable contingent on the closing of the Transactions primarily incurred during the year ended December 31, 2023 and (ii) certain costs of professional advisors related to other strategic transactions, primarily the Endeavor Asset Acquisition, incurred during the year ended December 31, 2024.
(3)
Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the year ended December 31, 2024, these costs include settlement charges of $375.0 million regarding the UFC antitrust lawsuit, as described in Note 21, Commitments and Contingencies, to our audited consolidated financial statements included in this Annual Report. For the year ended December 31, 2023, these costs included the settlement of a WWE antitrust matter for $20.0 million.
(4)
Includes costs resulting from the Company’s cost reduction program during the years ended December 31, 2024 and 2023, as described in Note 17, Restructuring Charges, to our audited consolidated financial statements included in this Annual Report. Additionally, during the year ended December 31, 2024, the Company recorded impairment charges of $27.9 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 5, Supplementary Data, to our audited consolidated financial statements included in this Annual Report.
(5)
For the year ended December 31, 2024, the Company incurred certain costs associated with the Credit Agreement Amendment, as described in Note 8, Debt, to our audited consolidated financial statements included in this Annual Report.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt, and are expected to be used to fund our capital return program.

Credit Facilities

As of December 31, 2024 and 2023, the Company had $2.8 billion and $2.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”), by and among Zuffa Guarantor, LLC (“Zuffa Guarantor”), UFC Holdings, LLC (“UFC Holdings”), as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO Operating Company, LLC and TKO Group Holdings, Inc. are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor and UFC Holdings. On November 21, 2024 (the “Closing Date”), UFC Holdings entered into the Fifth Refinancing Amendment (the “Credit Agreement Amendment”) to the First Lien Credit Agreement (as previously amended and/or restated, the “Existing Credit Agreement” and, as further amended by the Credit Agreement Amendment, the “Credit Agreement”).

The Credit Agreement Amendment amended the Existing Credit Agreement to, among other things, (i) refinance and replace the outstanding first lien secured term loans (the “Existing Term Loans”) with a new class of first lien secured term loans in an aggregate principal amount of $2,750.0 million (the “New Term Loans”), which now mature on November 21, 2031, (ii) refinance the existing secured revolving credit facility (the “Existing Revolving Credit Facility”) in an aggregate principal amount of $205.0 million, which now matures on November 21, 2029 (the “New Revolving Credit Facility,” and, together with the New Term Loans, the “Credit Facilities”), and (iii) make certain other changes to the Existing Credit Agreement including as summarized below. The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor and UFC Holdings and certain subsidiaries thereof.

The New Term Loans accrue interest at an annual interest rate equal to Term Secured Overnight Financing Rate ("SOFR") plus 2.25%, with a SOFR floor of 0.00%, which totaled 6.77% as of December 31, 2024. The Existing Term Loans accrued interest at an annual interest rate equal to SOFR plus a credit spread adjustment plus 2.75%. The New Term Loans include 1% principal amortization payable in equal quarterly installments, with any remaining balance payable on the final maturity date of November 21, 2031.

The loans made pursuant to the New Revolving Credit Facility accrue interest at a variable interest rate equal to Term SOFR plus 2.00%-2.25%, depending on the First Lien Leverage Ratio (as defined in the Credit Agreement), with a SOFR floor of 0.00%

On the Closing Date, UFC Holdings borrowed $2,750.0 million of New Term Loans under the Credit Agreement to (i) repay the entire amount outstanding under the Existing Term Loans and (ii) pay fees and expenses incurred in connection with entering into the Credit Agreement Amendment.

In April 2024, UFC Holdings borrowed $150.0 million under its Existing Revolving Credit Facility to fund certain share repurchases that occurred during the second quarter of 2024, as discussed in Note 10, Stockholders’ Equity. In June 2024, UFC Holdings fully repaid the $150.0 million outstanding. As of December 31, 2024 and 2023, there was no outstanding balance under the New Revolving Credit Facility.

The New Revolving Credit Facility contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ending June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. Prior to the Closing Date, Zuffa Guarantor was required to maintain a First Lien Leverage Ratio of no more than 6.5-to-1. Pursuant to the terms of the Credit Agreement Amendment, following the Closing Date, the Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the New Revolving Credit Facility (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the New Revolving Credit Facility. Prior to the Closing Date, this applicable testing condition was thirty-five percent of the borrowing capacity of the Existing Revolving Credit Facility. This covenant did not apply as of December 31, 2024 and 2023 as UFC Holdings had no borrowings outstanding under either of the revolving credit facilities.

UFC Holdings had no outstanding letters of credit as of December 31, 2024 and 2023.

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

The applicable loan agreements each contain a financial covenant that requires UFC to maintain a Debt Service Coverage Ratio as defined in the applicable loan agreements of no less than 1.15-to-1 as measured on an annual basis (the “Secured Commercial Loan Covenant”). As of December 31, 2024 and 2023, UFC was in compliance with the Secured Commercial Loan Covenant.

Capital Return Programs

On October 24, 2024, we announced that the Board had authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend pursuant to which holders of our Class A common stock will receive their pro rata share of approximately $75 million in quarterly distributions to be made by TKO OpCo. We will determine at our discretion the timing and the amount of any repurchases based on our evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and we are not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within approximately three to four years and may be modified, suspended, or discontinued at any time.

In February 2025, we announced that our inaugural quarterly cash dividend will be paid on March 31, 2025. Future declarations of quarterly dividends are subject to our determination and discretion of based on our consideration of various factors, such as our results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in our debt agreements and legal requirements and other factors that we deem relevant.

Cash Flows Overview

	Year Ended December 31,
(in millions)	2024	2023
Net cash provided by operating activities	$583.4	$468.4
Net cash (used in) provided by investing activities	$(59.0)	$12.3
Net cash used in financing activities	$(232.3)	$(424.5)

Operating activities increased from $468.4 million of cash provided in the year ended December 31, 2023 to $583.4 million of cash provided in the year ended December 31, 2024. Cash provided in the year ended December 31, 2024 was higher than the year ended December 31, 2023 primarily due to an increase in accounts payable and accrued liabilities of $182.7 million driven by the settlement agreement in the UFC antitrust lawsuit and the timing of bonus payments, partially offset by a decrease in net income for the period of $169.3 million, which included an increase in certain non-cash items, including depreciation and amortization of $228.2 million, equity-based compensation of $37.5 million and impairment charges of $27.9 million.

Investing activities decreased from $12.3 million of cash provided in the year ended December 31, 2023 to $59.0 million of cash used in the year ended December 31, 2024. Cash used in the year ended December 31, 2024 primarily reflects payments of $74.9 million for property, buildings and equipment and investments in affiliates of $23.5 million. These payments were partially offset by proceeds of $28.4 million primarily related to the sale of WWE's owned properties in Stamford, Connecticut, as well as infrastructure improvement incentives received of $11.0 million. Cash provided in the year ended December 31, 2023 primarily reflects $381.2 million of cash acquired from WWE as part of the Transactions partially offset by the payment of $321.0 million of deferred compensation in the form of a dividend to former WWE shareholders. During the year ended December 31, 2023, the Company also made purchases of $48.6 million related to payments for property, buildings and equipment.

Financing activities increased from $424.5 million of cash used in the year ended December 31, 2023 to $232.3 million of cash used in the year ended December 31, 2024. Cash used in the year ended December 31, 2024 primarily reflects share repurchases of $165.0 million, distributions to Endeavor and subsidiaries of $67.3 million. Cash used in the year ended December 31, 2023 primarily reflects net distributions to Endeavor and subsidiaries of $296.6 million, share repurchases of $100.0 million and net payments on debt of $33.4 million.

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

TKO expects that its primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of its business, (2) pay operating expenses, including cash compensation to its employees, athletes and talent, (3) fund capital expenditures and investments, (4) pay interest and principal when due on the Credit Facilities, (5) pay income taxes, (6) reduce its outstanding indebtedness under the Credit Facilities, (7) fund the legal settlements described in Note 21, Commitments and Contingencies, to our audited consolidated financial statements included in this Annual Report, (8) fund share repurchases as authorized by the Board and (9) make distributions to members and, in accordance with the Company's cash management policy, to TKO stockholders, including the planned quarterly dividend when declared by the Board.

Contractual Obligations, Commitments and Contingencies

The following table represents our contractual obligations as of December 31, 2024, aggregated by type:

						After
(in millions)	2025	2026	2027	2028	2029	2029	Total
Long-term debt, principal payments (1)	$29.1	$29.1	$29.1	$53.0	$27.5	$2,613	$2,780.3
Long-term debt, interest payments (2)	190.6	188.6	186.6	185.0	181.4	336.1	$1,268.3
Operating leases (3)	6.7	6.7	6.2	4.7	3.9	14.9	$43.2
Finance leases (3) (4)	30.4	32.4	24.3	18.2	18.2	447.7	$571.2
Service contracts and commitments (5)	186.3	125.3	101.3	98.5	93.0	75.6	$680.0
Total commitments	$443.1	$382.1	$347.5	$359.4	$324.0	$3,486.8	$5,342.9

(1)
The principal balance of certain debt is repaid on a quarterly basis, with the balance due at maturity. See Note 8, Debt, to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.
(2)
Variable interest rate payments on our long-term debt are calculated based on the current interest rate as of December 31, 2024 and the scheduled maturity of the underlying loans.
(3)
Our operating and finance leases are primarily for office facilities and equipment. Certain of these leases contain provisions for rent escalations or lease concessions. The obligations disclosed in the table above are presented on an undiscounted basis. See Note 20, Leases, to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.
(4)
Our finance lease payments include $334.4 million related to options to extend WWE’s global headquarters lease that are reasonably certain of being exercised.
(5)
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

Arrangements with Multiple Performance Obligations

We have various types of contracts with multiple performance obligations, primarily consisting of multi-year media rights, site fees, consumer products licensing and sponsorship agreements. The transaction price in these types of contracts is allocated on a relative stand-alone selling price basis. We typically determine the stand-alone selling price of individual performance obligations based on management estimates, unless stand-alone selling prices are observable through past transactions. Estimates used to determine a performance obligation’s stand-alone selling price impact the amount and timing of revenue recognized, but not the total amount of revenue to be recognized under the arrangement.

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

Timing of Recognition

Media Rights and Content

Broadcast and streaming rights fees received from distributors of our live event and television programming, both domestic and internationally, are recorded when the live event or program has been delivered and is available for distribution. Certain of our media rights are typically sold in multi-year arrangements and are generally comprised of multiple performance obligations that involve the allocation of transaction price based on the relative stand-alone selling price of each performance obligation. TKO uses its estimate of stand-alone selling price to allocate transaction price. Any advance payments received from distributors are deferred upon collection and recognized into revenue as content is delivered.

We recognize revenue from PPV programming from live sporting events when the event is aired. PPV programming is distributed through cable, satellite and digital providers. UFC and WWE receive a fixed license fee for its domestic residential PPV programming under long-term contracts. For UFC and WWE’s international and commercial PPV, the amount of revenue recognized is based upon management’s initial estimate of variable consideration related to the number of buys achieved. This initial estimate is based on preliminary buy information received from certain PPV distributors and is subject to adjustment as new information regarding the number of buys is received, which is generally up to 120 days subsequent to the live event. If our estimates of buys achieved were to change, the timing and amount of its revenue may be different.

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

Live Events

Live event revenue is generally recognized at the time that an event occurs. Advance ticket sales, site fees and sales of VIP package are recorded as deferred revenue pending the event date.

Sponsorship

Customer contracts for advertising and sponsorship rights are generally comprised of multiple performance obligations that involve the allocation of the arrangement consideration to the underlying deliverables based upon their stand-alone selling price. We use an adjusted market assessment approach as our estimate of stand-alone selling price to allocate arrangement consideration as the performance obligations under customer contracts are infrequently sold on a stand-alone basis. After allocating revenue to each performance obligation, we recognize sponsorship revenue when the promotional service is delivered. If our estimates of stand-alone selling prices were to change, the timing and amount of our revenue may be different.

Consumer Products Licensing

Consumer products licensing revenue relates to royalties earned from sales of licensed merchandise and digital products. The nature of the licensing arrangements is typically symbolic intellectual property, inclusive of logos, trade names, and trademarks related to merchandise sales. Many licensing agreements include minimum guarantees, which set forth the minimum royalty to be paid during a given contract year. We will recognize the minimum guarantee revenue ratably over its related royalties’ contract period until such point that it is more likely than not that the total revenue during the royalty period will exceed the minimum royalty. If during the royalty period, management determines that total revenue will exceed the minimum royalty, the revenue recognized during each reporting period will reflect royalties earned on the underlying product sales. For licensing agreements without minimum guarantees, we recognize revenue related to the sales or usage of the underlying symbolic intellectual property over time as the sales or usage occurs. The amount of revenue recognized is based on either statements received or management’s best estimate of sales or usage in a period, if statements are received on a lag. If our estimates and judgments were to change, the timing and amount of revenue recognized may be different.

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

The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses along with discount rates. Our long-term cash flow projections are estimates and inherently subject to uncertainty, particularly during periods of adverse economic conditions. Significant estimates and assumptions specific to each reporting unit may include revenue growth, profit margins, terminal value growth rates, discount rates and other assumptions deemed reasonable by management. Where a market approach is utilized, we use judgment in identifying the relevant comparable-company market multiples. These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ.

If the carrying amount of a reporting unit exceeds its fair value, such excess is recognized as an impairment. For the year ended December 31, 2024, we performed a qualitative impairment test which resulted in no impairment charges.

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

Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. ultimately controls all business and affairs of UFC and WWE. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax, other than entity-level income taxes in certain U.S. state and local jurisdictions. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes, and TKO OpCo’s U.S. subsidiaries are subject to foreign withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes.

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

Evaluating whether an entity in which we have a variable interest is a VIE and whether we are the primary beneficiary may require management to make significant judgments involving evaluating the fair value and capitalization of the investee along with the most significant activities of the entity and the party that has power over those activities.

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

Non-Controlling Interests

Non-controlling interests in consolidated subsidiaries represent the component of common equity in consolidated subsidiaries held by third parties. Non-controlling interests with redemption features, such as put options, that are redeemable outside of our control are considered redeemable non-controlling interests and are classified as temporary equity on the consolidated balance sheet. Redeemable non-controlling interests are recorded at the greater of carrying value, which is adjusted for the non-controlling interests’ share of net income or loss, or estimated redemption value at each reporting period. Estimating the fair value or other redemption value requires management to make estimates and assumptions specific to each non-controlling interest including revenue growth, profit margins, terminal value growth rates, discount rates under the income approach and other assumptions such as market multiples for comparable companies. These estimates and assumptions may vary between each redeemable non-controlling interest depending on the facts and circumstances specific to that consolidated subsidiary.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of December 31, 2024, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $28 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the year ended December 31, 2024, revenues would have decreased by approximately $6.6 million and operating income would have decreased by approximately $0.2 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that as of December 31, 2024, the Company's internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
TKO Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TKO Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ / members’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financing Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York

February 26, 2025

Item 9B. Other Information

a)
None.
b)
During the three months ended December 31, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" and/or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of February 26, 2025:

Name	Age	Title
Ariel Emanuel	63	Director, Executive Chair and Chief Executive Officer
Mark Shapiro	55	Director, President and Chief Operating Officer
Steven R. Koonin	67	Lead Independent Director
Peter C.B. Bynoe	73	Director
Egon P. Durban	51	Director
Dwayne Johnson	52	Director
Bradley A. Keywell	55	Director
Nick Khan	50	Director
Jonathan A. Kraft	60	Director
Sonya E. Medina	49	Director
Nancy R. Tellem	72	Director
Carrie Wheeler	53	Director
Andrew Schleimer	47	Chief Financial Officer
Seth Krauss	54	Chief Legal and Administrative Officer

The other information required by this Item will be set forth in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2025 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2025 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2025 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth in the 2025 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

		424(b)(3)	333-271893	Annex A	08/22/2023

3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023

3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023

4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023

4.2	Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016.	8-K	001-16131	4.1	12/16/2016

4.3	Form of 3.375% Convertible Senior Note due 2023.	8-K	001-16131	4.1	12/16/2016

4.4	First Supplemental Indenture, among World Wrestling Entertainment, Inc., New Whale Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16131	4.2	09/12/2023

4.5	Description of Securities.	10-K	001-41797	4.5	02/27/2024

10.1	Amended and Restated Operating Agreement of TKO Operating Company, LLC.	8-K	001-41797	10.1	09/12/2023

10.2	Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital HoldCo, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., and Vince McMahon.	8-K	001-41797	10.2	09/12/2023

10.3	Amendment No. 1, dated as of January 23, 2024, to the Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital HoldCo, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., and Vincent K. McMahon.	10-K	001-41797	10.3	02/27/2024

10.4#	Services Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc. and TKO Operating Company, LLC.	8-K	001-41797	10.3	09/12/2023

10.5+	Form of Indemnification Agreement.	8-K	001-41797	10.15	09/12/2023

10.6+	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Ariel Emanuel.	8-K	001-41797	10.16	09/12/2023

10.7+	Term Employment Agreement, dated as of January 21, 2024, by and between TKO Group Holdings, Inc. and Mark Shapiro.	8-K	001-41797	10.1	01/23/2024

10.8+	Term Employment Agreement, dated as of January 12, 2024, by and between TKO Group Holdings, Inc. and Seth Krauss.	8-K	001-41797	10.1	01/12/2024

10.9+	Term Employment Agreement, dated as of November 5, 2023, by and between TKO Group Holdings, Inc. and Andrew Schleimer.	10-Q	001-41797	10.8	11/07/2023

10.10	Stockholders Agreement, dated April 2, 2023, by and between Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-40373	10.1	04/03/2023

10.11+	TKO Group Holdings, Inc. 2023 Incentive Award Plan.	S-8	333-274480	4.3	09/12/2023

10.12+	Form of Stock Option Grant Notice and Stock Option Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan.	8-K	001-41797	10.20	09/12/2023

10.13+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Sell to Cover).	8-K	001-41797	10.21	09/12/2023

10.14+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Net Settlement).	8-K	001-41797	10.22	09/12/2023

10.15+	World Wrestling Entertainment, Inc. 2016 Omnibus Incentive Plan.	DEF 14A	001-16131	Annex A	03/11/2016

10.16+	Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-41797	10.16	02/27/2024

10.17	First Lien Credit Agreement dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and issuing bank, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Bank USA, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and KKR Capital Markets LLC as co-documentation agents.	S-1	333-254908	10.10	03/31/2021

10.18	First Refinancing Amendment, dated as of February 21, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.11	03/31/2021

10.19	First Lien Incremental Term Facility Amendment, dated as of April 25, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent and the initial First Additional Term B Lender.	S-1	333-254908	10.13	03/31/2021

10.20	Third Amendment dated as of March 26, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.14	03/31/2021

10.21	Fourth Amendment dated April 29, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.15	03/31/2021

10.22	Fifth Amendment dated September 18, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.16	03/31/2021

10.23	Sixth Amendment dated June 15, 2020, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.18	03/31/2021

10.24	Second Refinancing Amendment dated as of January 27, 2021, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.12	03/31/2021

10.25	Eighth Amendment, dated October 27, 2021, to the First Lien Credit Agreement, dated as of August 18, 2016 among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	8-K	001-40373	10.1	10/27/2021

10.26	Third Refinancing Amendment dated as of April 10, 2023, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-40373	10.4	05/09/2023

10.27#	Fourth Refinancing Agreement, dated as of May 1, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-41797	10.1	05/08/2024

10.28#	Fifth Refinancing Amendment, dated as of November 21, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	001-41797	10.1	11/21/2024

10.29#	Tenth Amendment, dated as of June 26, 2023, to the First Lien Credit Agreement, dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	10-Q	001-40373	10.6	08/08/2023

10.30+	Employment Agreement, dated as of November 22, 2023, by and between TKO Group Holdings, Inc. and Nick Khan.	10-K	001-41797	10.28	02/27/2024

10.31#, ^	Independent Contractor Services and Merchandising Agreement, dated as of January 22, 2024, by and among World Wrestling Entertainment, LLC, 7 Bucks Entertainment, Inc., DJIP, LLC and Tag-Team Enterprises, Inc.	10-K	001-41797	10.29	02/27/2024

10.32#,^	IP Assignment Agreement, dated as of January 22, 2024, by and among DJIP, LLC, Tag-Team Enterprises, Inc., 7 Bucks Entertainment, Inc., World Wrestling Entertainment, LLC and TKO Group Holdings, Inc.	10-K	001-41797	10.30	02/27/2024

10.33^	Award Agreement, dated as of January 22, 2024, by and between TKO Group Holdings, Inc. and Dwayne Johnson.	10-K	001-41797	10.31	02/27/2024

10.34	TKO Stock Purchase Agreement, dated April 7, 2024, by and between TKO Group Holdings, Inc. and Vincent K. McMahon.	10-Q	001-41797	10.9	05/08/2024

10.35#	Transaction Agreement, dated October 23, 2024, by and among Endeavor Operating Company, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., IMG Worldwide, LLC and Trans World International, LLC.	8-K	001-41797	10.1	10/24/2024

16.1	Letter from Deloitte & Touche LLP, dated August 8, 2024.	8-K	001-41797	16.1	08/08/2024

19.1	Insider Trading Compliance Policy					*

21.1	Subsidiaries of TKO Group Holdings, Inc.					*

23.1	Consent of KPMG LLP, independent registered public accounting firm of TKO Group Holdings, Inc.					*

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm of TKO Group Holdings, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1	TKO Group Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-41797	97.1	02/27/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	February 26, 2025	By:	/s/ ARIEL EMANUEL
Ariel Emanuel
Executive Chair and Chief Executive Officer
(principal executive officer)

		By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ ARIEL EMANUEL	Executive Chair, Chief Executive Officer and Director	February 26, 2025
Ariel Emanuel	(principal executive officer)

/s/ ANDREW SCHLEIMER	Chief Financial Officer	February 26, 2025
Andrew Schleimer	(principal financial officer)

/s/ SHANE KAPRAL	Deputy Chief Financial Officer	February 26, 2025
Shane Kapral	(principal accounting officer)

/s/ MARK SHAPIRO	President and Chief Operating Officer	February 26, 2025
Mark Shapiro	and Director

/s/ NICK KHAN	President of WWE and Director	February 26, 2025
Nick Khan

/s/ PETER C.B. BYNOE	Director	February 26, 2025
Peter C.B. Bynoe

/s/ EGON P. DURBAN	Director	February 26, 2025
Egon P. Durban

/s/ DWAYNE JOHNSON	Director	February 26, 2025
Dwayne Johnson

/s/ BRAD KEYWELL	Director	February 26, 2025
Brad Keywell

/s/ STEVEN R. KOONIN	Lead Independent Director	February 26, 2025
Steven R. Koonin

/s/ JONATHAN A. KRAFT	Director	February 26, 2025
Jonathan A. Kraft

/s/ SONYA E. MEDINA	Director	February 26, 2025
Sonya E. Medina

/s/ NANCY R. TELLEM	Director	February 26, 2025
Nancy R. Tellem

/s/ CARRIE WHEELER	Director	February 26, 2025
Carrie Wheeler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
TKO Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of TKO Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ / members’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - contracts with multiple performance obligations

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company’s revenue is recognized when control of the promised goods or services is transferred to its customers. For customer contracts with more than one distinct performance obligation, the total contract consideration is allocated based on management’s estimate of each distinct performance obligation’s relative stand-alone selling price (“SSP”). The Company’s primary sources of revenue include media rights and content, live events, sponsorships, and consumer products licensing. For the year ended December 31, 2024, the Company recorded revenue of $2,804.3 million.

We identified the assessment of revenue recognition for certain contracts with multiple performance obligations as a critical audit matter. Specifically, for certain multi-year fixed fee contracts, complex auditor judgment was required in assessing the Company’s identification of distinct performance obligations and evaluating the method and significant assumptions used to estimate the SSP for those identified distinct performance obligations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue processes, including controls related to the identification of distinct performance obligations and the method and significant assumptions used to determine the estimated SSP for those identified distinct performance obligations. For a selection of new and amended multi-year fixed fee contracts, we obtained and evaluated the Company’s revenue recognition accounting analysis by (1) inspecting the contracts to gain an understanding of contractual terms and conditions, evaluating the rights and obligations of the Company, and comparing them to other similar customer contracts to identify distinct performance obligation, (2) interviewing the Company’s business development personnel to gain an understanding of the nature and estimated value of commitments made to customers, (3) evaluating the method and significant assumptions used to estimate SSP by comparing the SSP to current pricing patterns in similar customer contracts, and (4) testing that the estimated SSPs were accurately applied in allocating the transaction price to each distinct performance obligation.

/s/ KPMG LLP

We have served as the Company's auditor since 2024.

New York, New York

February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TKO Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TKO Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders'/members’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2024 (February 26, 2025, as to Note 19)

We began serving as the Company's auditor in 2016. In 2024 we became the predecessor auditor.

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$525,556	$235,839
Accounts receivable (net of allowance for doubtful accounts of $3,132 and $1,093, respectively)	184,056	135,436
Other current assets	159,955	121,155
Total current assets	869,567	492,430
Property, buildings and equipment, net	533,757	608,416
Intangible assets, net	3,263,469	3,563,663
Finance lease right-of-use assets, net	239,585	255,709
Operating lease right-of-use assets, net	31,678	35,508
Goodwill	7,664,219	7,666,485
Investments	32,162	16,392
Other assets	65,499	52,136
Total assets	$12,699,936	$12,690,739
Liabilities, Non-controlling Interests and Stockholders'/Members' Equity
Current liabilities:
Accounts payable	$29,681	$42,040
Accrued liabilities	479,098	267,363
Current portion of long-term debt	26,513	22,367
Current portion of finance lease liabilities	13,056	8,135
Current portion of operating lease liabilities	4,727	4,246
Deferred revenue	101,237	118,992
Other current liabilities	16,345	8,997
Total current liabilities	670,657	472,140
Long-term debt	2,732,761	2,713,948
Long-term finance lease liabilities	229,847	245,288
Long-term operating lease liabilities	28,473	32,911
Deferred tax liabilities	312,210	372,860
Other long-term liabilities	7,457	3,046
Total liabilities	3,981,405	3,840,193
Commitments and contingencies (Note 21)
Redeemable non-controlling interests	21,864	11,594
Stockholders'/Members' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 81,203,161 and 82,292,902 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 89,616,891 and 89,616,891 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	4,385,297	4,244,537
Accumulated other comprehensive loss	(2,548)	(332)
Accumulated deficit	(291,728)	(135,227)
Total TKO Group Holdings, Inc. stockholders’/members' equity	4,091,023	4,108,980
Nonredeemable non-controlling interests	4,605,644	4,729,972
Total stockholders'/members' equity	8,696,667	8,838,952
Total liabilities, redeemable non-controlling interests and stockholders'/members' equity	$12,699,936	$12,690,739

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,804,341	$1,674,968	$1,140,147
Operating expenses:
Direct operating costs	899,875	514,598	325,586
Selling, general and administrative expenses	1,228,722	549,091	210,142
Depreciation and amortization	392,842	164,616	60,032
Total operating expenses	2,521,439	1,228,305	595,760
Operating income	282,902	446,663	544,387
Other expenses:
Interest expense, net	(249,115)	(239,042)	(139,567)
Other income (expense), net	563	(186)	(1,271)
Income before income taxes and equity losses of affiliates	34,350	207,435	403,549
Provision for income taxes	25,706	31,446	14,318
Income before equity losses of affiliates	8,644	175,989	389,231
Equity losses of affiliates, net of tax	2,267	266	209
Net income	6,377	175,723	389,022
Less: Net (loss) income attributable to non-controlling interests	(3,031)	(32,453)	1,747
Less: Net income attributable to TKO Operating Company, LLC prior to the Transactions	—	243,403	387,275
Net income (loss) attributable to TKO Group Holdings, Inc.	$9,408	$(35,227)	$—
Basic net earnings (loss) per share of Class A common stock (1)	$0.12	$(0.43)	N/A
Diluted net earnings (loss) per share of Class A common stock (1)	$0.02	$(0.43)	N/A
Weighted average number of common shares used in computing basic earnings (loss) per share	81,340,472	82,808,019	N/A
Weighted average number of common shares used in computing diluted net earnings (loss) per share	171,874,540	82,808,019	N/A

(1)
Basic and diluted net earnings (loss) per share of Class A common stock is applicable only for the period from September 12, 2023 through December 31, 2024, which is the period following the Transactions (as defined in Note 1 to the audited consolidated financial statements). See Note 12 for the calculation of the number of shares used in computation of net earnings (loss) per share of Class A common stock and the basis for computation of net earnings (loss) per share.

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$6,377	$175,723	$389,022
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,731)	(851)	(1,192)
Cash flow hedges:
Change in net unrealized gains (losses)	382	(279)	4,866
Amortization of cash flow hedge fair value to net (loss) income	(304)	(304)	(304)
Total comprehensive income, net of tax	1,724	174,289	392,392
Less: Comprehensive (loss) income attributable to non-controlling interests	(3,031)	(32,453)	1,747
Less: Comprehensive income attributable to TKO Operating Company, LLC prior to the Transactions	—	242,064	390,645
Comprehensive income (loss) attributable to TKO Group Holdings, Inc.	$4,755	$(35,322)	$—

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’/Members’ Equity

(In thousands)

									Total TKO
							Accumulated		Group Holdings,	Nonredeemable	Total
		Common Stock				Additional	Other		Inc. Stockholders'/	Non-	Stockholders'/
	Members	Class A		Class B		Paid - in	Comprehensive	Accumulated	Members'	Controlling	Members'
	Capital	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2021	$1,251,416	—	$—	—	$—	$—	$(2,524)	$—	$1,248,892	$—	$1,248,892
Comprehensive income	387,275	—	—	—	—	—	3,370	—	390,645	—	390,645
Accretion of redeemable non-controlling interests	1,539	—	—	—	—	—	—	—	1,539	—	1,539
Distributions to members	(1,095,904)	—	—	—	—	—	—	—	(1,095,904)	—	(1,095,904)
Contributions from members	23,744	—	—	—	—	—	—	—	23,744	—	23,744
Balance, December 31, 2022	$568,070	—	$—	—	$—	$—	$846	$—	$568,916	$—	$568,916
Comprehensive income (loss) prior to reorganization and acquisition	243,403	—	—	—	—	—	(1,339)	—	242,064	—	242,064
Distributions to members prior to reorganization and acquisition	(259,898)	—	—	—	—	—	—	—	(259,898)	—	(259,898)
Contributions from members prior to reorganization and acquisition	15,243	—	—	—	—	—	—	—	15,243	—	15,243
Effects of reorganization and acquisition	(566,818)	83,161	1	89,617	1	4,166,883	256	—	3,600,323	4,815,501	8,415,824
Comprehensive (loss) income subsequent to reorganization and acquisition	—	—	—	—	—	—	(95)	(35,227)	(35,322)	(34,139)	(69,461)
Distributions to members	—	—	—	—	—	—	—	—	—	(36,689)	(36,689)
Contributions from members	—	—	—	—	—	—	—	—	—	3,395	3,395
Equity impacts of deferred taxes arising from changes in ownership	—	—	—	—	—	2,038	—	—	2,038	—	2,038
Stock issuances and other, net	—	265	—	—	—	16	—	—	16	—	16
Repurchase of Class A common stock	—	(1,309)		—	—	—	—	(100,000)	(100,000)	—	(100,000)
Conversions of convertible debt	—	176	—	—	—	4,226	—	—	4,226	—	4,226
Equity-based compensation	—	—	—	—	—	38,471	—	—	38,471	—	38,471
Principal stockholder contributions	—	—	—	—	—	14,807	—	—	14,807	—	14,807
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	18,096	—	—	18,096	(18,096)	—
Balance, December 31, 2023	$—	82,293	$1	89,617	$1	$4,244,537	$(332)	$(135,227)	$4,108,980	$4,729,972	$8,838,952
Comprehensive (loss) income	—	—	—	—	—	—	(4,653)	9,408	4,755	(5,265)	(510)
Distributions to members	—	—	—	—	—	—	—	—	—	(67,256)	(67,256)
Contributions from members	—	—	—	—	—	—	—	—	—	6,926	6,926
Equity impacts of deferred taxes arising from changes in ownership	—	—	—	—	—	2,568	—	—	2,568	—	2,568
Stock issuances and other, net	—	764	—	—	—	—	—	—	—	—	—
Repurchases and retirements of common stock	—	(1,854)	—	—	—	—	—	(165,000)	(165,000)	—	(165,000)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	—	(909)	(909)	—	(909)
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	—	(5,657)	—	—	(5,657)	—	(5,657)
Equity-based compensation	—	—	—	—	—	87,710	—	—	87,710	—	87,710
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	(8,036)	—	—	(8,036)	—	(8,036)
Principal stockholder contributions	—	—	—	—	—	7,879	—	—	7,879	—	7,879
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	56,296	2,437	—	58,733	(58,733)	—
Balance, December 31, 2024	$—	81,203	$1	89,617	$1	$4,385,297	$(2,548)	$(291,728)	$4,091,023	$4,605,644	$8,696,667

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,377	$175,723	$389,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	392,842	164,616	60,032
Amortization and impairments of content costs	25,199	23,798	14,535
Amortization of original issue discount and deferred financing costs	10,446	10,589	10,635
Loss on impairment of assets	27,933	—	—
Equity-based compensation	94,636	57,109	23,744
Income taxes	(70,253)	6,831	2,334
Equity losses of affiliates	2,267	266	209
Net provision for allowance for doubtful accounts	2,525	188	3,288
Other, net	582	1,328	3
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(52,677)	15,066	(26,404)
Other current assets	(29,114)	11,596	9,979
Other noncurrent assets	(34,813)	(17,082)	(16,786)
Accounts payable and accrued liabilities	220,851	38,188	19,657
Deferred revenue	(17,721)	(17,209)	10,731
Other liabilities	4,330	(2,626)	744
Net cash provided by operating activities	583,410	468,381	501,723
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(74,949)	(48,633)	(12,404)
Investments in affiliates, net	(23,464)	765	(875)
Proceeds from the sale of assets	28,365	—	—
Proceeds from infrastructure improvement incentives	11,000	—	—
Cash acquired from WWE	—	381,153	—
Payment of deferred consideration in the form of a dividend to former WWE shareholders	—	(321,006)	—
Other, net	—	—	15
Net cash (used in) provided by investing activities	(59,048)	12,279	(13,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,900,000	100,000	—
Repayment of long-term debt	(2,892,477)	(133,406)	(82,600)
Repurchase of Class A common stock	(165,000)	(100,000)	—
Redemption of profit units	—	—	(2,877)
Payments for financing costs	(8,260)	(286)	—
Taxes paid related to net settlement upon vesting of equity awards	(5,657)	—	—
Distributions to members	(67,256)	(296,587)	(1,095,904)
Proceeds from principal stockholder contributions	6,387	5,807	—
Net cash used in financing activities	(232,263)	(424,472)	(1,181,381)

Effects of exchange rate movements on cash	(2,382)	(923)	(1,192)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	289,717	55,265	(694,114)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	235,839	180,574	874,688
CASH AND CASH EQUIVALENTS, END OF PERIOD	$525,556	$235,839	$180,574
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$267,508	$226,503	$118,315
Cash payments for income taxes	$89,018	$23,202	$14,794
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accrued expenses and accounts payable	$12,075	$22,796	$3,759
Acquisition of WWE, net of deferred consideration	$—	$8,111,055	$—
Accretion of redeemable non-controlling interests	$8,036	$—	$(1,539)
Capital contribution from parent for equity-based compensation	$6,926	$18,638	$23,744
Principal stockholder contributions	$1,492	$9,000	$—
Excise taxes on repurchases of common stock	$909	$—	$—
Convertible notes exchanged for common stock	$—	$4,226	$—

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

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company ultimately controls the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of December 31, 2024, the Company owned 47.5% of TKO OpCo.

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

We have various types of contracts with multiple performance obligations, primarily consisting of multi-year media rights, site fees, consumer products licensing and sponsorship agreements. The transaction price in these types of contracts is allocated on a relative stand-alone selling price basis. We typically determine the stand-alone selling price of individual performance obligations based on management estimates, unless stand-alone selling prices are observable through past transactions. Estimates used to determine a performance obligation’s stand-alone selling price impact the amount and timing of revenue recognized, but not the total amount of revenue to be recognized under the arrangement.

Our pay-per-view programming revenue and consumer products licensing revenue include variable consideration in the form of sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

Our payment terms vary by the type of products or services offered, and are generally subject to contractual payment terms, which may include advance payment requirements. The time between invoicing and when payment is due is not significant. Our contracts with customers do not result in significant obligations associated with returns, refunds or warranties. Our revenues do not include material amounts of variable consideration other than the sales or usage based royalties earned related to our consumer products licensing and certain media rights and content contracts which are subject to contractual payment terms.

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

Live Events

Live event revenue consists of ticket sales, site fees and VIP package sales for events at third-party venues, each of which generally represents distinct performance obligations. Revenue for ticket sales and site fees collected in advance of the events is recorded as deferred revenue until the events occur. The Company recognizes revenue gross of third-party commissions and fees as the Company is the principal in the arrangement.

Sponsorship

Through our sponsorship packages, the Company offers our customers a full range of promotional vehicles, including arena and octagon signage, digital and broadcast content, on-air announcements, special appearances by fighters and talent as well as other forms of advertisement. The Company allocates the transaction price to all performance obligations contained within a sponsorship arrangement based upon their relative stand-alone selling price. Stand-alone selling prices are typically consistent with the rate card used to determine pricing for individual components. After allocating revenue to each performance obligation, the Company recognizes sponsorship revenue when the promotional services are delivered. Revenue is recognized gross of third-party commissions and fees as the Company is the principal in the arrangement. Our control is evidenced by our sole ability to monetize the sponsorship inventory and being primarily responsible to our customers.

Consumer Products Licensing

Revenue is derived from licensing the Company’s logos, trade names, trademarks and related symbolic intellectual property to third party manufacturers and distributors of branded merchandise. Revenue from royalties is recognized based on the Company’s estimates of sales that occurred with subsequent adjustments recognized upon receipt of a statement or other information from the customer. Many licensing agreements include minimum guarantees, which set forth the minimum royalty to be paid to the Company during a given contract year. The Company will recognize the minimum guarantee revenue ratably over its related royalty period until such point that it is more likely than not that the total revenue during the royalty period will exceed the minimum royalty. If during the royalty period, management determines that total revenue will exceed the minimum royalty, the revenue recognized during each reporting period will reflect royalties earned on the underlying product sales.

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

As of December 31, 2024, there was one customer that accounted for 10% or more of the Company's accounts receivable. As of December 31, 2023, there were no customers that accounted for 10% or more of the Company’s accounts receivable. For the year ended December 31, 2024, there were two customers, one included within the UFC segment and one included within the WWE segment, who accounted for more than 10% of the Company's revenue. For the years ended December 31, 2023 and 2022, there was one customer included within the UFC segment who accounted for more than 10% of the Company’s revenue.

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

Intangible Assets

Intangible assets consist primarily of trade names and customer relationships. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of finite-lived intangible assets are as follows:

Years
Trademarks and trade names	7 - 25 years
Customers relationships	1 - 18 years
Internally developed technology	1 - 8 years
Other	2 - 4 years

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

Unamortized content costs are also tested for impairment based on the predominant monetization strategy whenever there is an impairment indication, as a result of certain triggering events or changes in circumstances, whereby the fair value of the individual film and television content or collectively with others as a film group may be less than its unamortized costs. The impairment test compares the estimated fair value of the individual film and television content or collectively with others as a film group to the carrying value of the unamortized content costs. Where the unamortized content costs exceed the fair value, the excess is recorded as an impairment charge in the consolidated statements of operations. No impairment charges were recognized during the years ended December 31, 2024, 2023 or 2022.

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

Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. ultimately controls the business and affairs of UFC and WWE. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes. TKO OpCo’s U.S. subsidiaries are subject to withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. TKO OpCo is subject to entity-level income taxes in certain U.S. state and local jurisdictions.

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

Foreign Currency

The Company has operations outside of the United States. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenue, expenses and cash flows. For these countries, currency translation adjustments are recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss), whereas transaction gains and losses are recognized in other (expense) income, net in the consolidated statements of operations. The Company recognized $0.6 million, $1.1 million and $1.3 million of realized and unrealized foreign currency transaction losses for the years ended December 31, 2024, 2023 and 2022, respectively.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance for the year ended December 31, 2024 on a retrospective basis. See Note 19, Segment Information, for further detail.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This ASU amends the ASC to remove references to various FASB Concepts Statements to simplify the ASC and draw a distinction between authoritative and nonauthoritative literature. The amendments in this update apply to all reporting entities within the scope of the affected accounting guidance, and are effective for public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03, as clarified by ASU 2025-01, improves expense disclosures by requiring disclosure of additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all periods presented in the financial statements. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

In connection with the Transactions, the Company incurred transaction costs of $1.9 million and $83.8 million for the years ended December 31, 2024 and 2023, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

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

Pursuant to the Transactions, awards of WWE RSUs and PSUs outstanding immediately prior to the completion of the Transactions were converted into awards of TKO RSUs or PSUs, as applicable, on the same terms and conditions as were applicable immediately prior to the Closing Date. The portion of the fair-value-based measure of the Replacement Awards that is attributable to pre-combination vesting is purchase consideration and was valued at approximately $49.3 million.

Allocation of Purchase Price

The purchase price is allocated to the underlying WWE assets acquired and liabilities assumed based on their estimated fair values on the Closing Date, with any excess purchase price recorded as goodwill. Goodwill is primarily attributable to the synergies that are expected to arise as a result of the Transactions and other intangible assets that do not qualify for separate recognition. The purchase price allocation reflects fair value estimates, including measurement period adjustments, based on management analysis, including work performed by third-party valuation specialists. The effects of measurement period adjustments made during the year ended December 31, 2024 were not material to the Company’s consolidated financial statements.

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

The pro forma information includes the historical operating results of Zuffa and WWE prior to the Transactions, with adjustments directly attributable to the business combination. Pro forma adjustments have been made to reflect the adjustment of nonrecurring transaction costs of $271.1 million, of which $187.3 million was incurred by WWE prior to the Transactions. The remaining pro forma adjustments are primarily related to incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental service fees paid by the Company to Endeavor pursuant to the Services Agreement, incremental compensation expense for two key executives, including salaries, bonuses and TKO equity awards granted, and incremental equity-based compensation related to the Replacement Awards.

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

Property, buildings and equipment, net consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2024	2023
Buildings and improvements	$377,532	$394,481
Land and land improvements	50,539	80,919
Furniture and fixtures	80,664	74,862
Office, computer and other equipment	130,600	126,082
Construction in progress	36,114	20,389
	675,449	696,733
Less: accumulated depreciation	(141,692)	(88,317)
Total Property, buildings and equipment, net	$533,757	$608,416

Depreciation expense for property, buildings and equipment totaled $67.6 million, $29.9 million and $13.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During the second quarter of 2024, the Company reclassified cost and accumulated depreciation of $53.4 million and $5.6 million, respectively, related to property, buildings and equipment associated with the previous WWE media production center in Stamford, Connecticut as held for sale, as the Company moved media production to the new WWE headquarters. During the year ended December 31, 2024, the Company recognized impairment charges of $27.9 million within the WWE segment as a result of reducing the carrying value of assets held for sale to their fair value less cost to sell, which is included as a component of selling, general and administrative expenses within the Company’s consolidated statements of operations. The Company received net proceeds of $28.0 million upon completion of the sale of these assets during the fourth quarter of 2024.

Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and		Foreign	End of
	of Year	Expenses	Deductions	Exchange	Year
Allowance for doubtful accounts
Year Ended December 31, 2024	$1,093	$4,324	$(2,286)	$1	$3,132
Year Ended December 31, 2023	$2,355	$1,749	$(3,010)	$(1)	$1,093
Year Ended December 31, 2022	$479	$2,176	$(295)	$(5)	$2,355

Deferred tax valuation allowance
Year Ended December 31, 2024	$15,689	$13,226	$—	$(97)	$28,818
Year Ended December 31, 2023	$94	$15,604	$—	$(9)	$15,689
Year Ended December 31, 2022	$1,849	$17	$(1,771)	$(1)	$94

Film and Television Content Costs

The following table presents the Company’s unamortized content costs, which are included as a component of other assets in the consolidated balance sheets (in thousands):

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Licensed and acquired program rights	$—	$—	$24,646	$21,413
Produced programming:
In release	24	1,410	1,655	2,049
Completed but not released	3	2,045	—	—
In production	949	1,350	920	819
In development	8	—	—	—
Total film and television costs	$984	$4,805	$27,221	$24,281

As of December 31, 2024, substantially all of the "in release" and “completed but not released” content costs that are monetized individually are estimated to be amortized over the next 12 months.

As of December 31, 2024, substantially all of the “licensed and acquired program rights” and “in release” content costs monetized as a film group are estimated to be amortized over the next three years.

Amortization and impairment of content costs, which are included as a component of direct operating costs in the consolidated statement of operations, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Content production amortization expense - assets monetized individually	$5,262	$5,028	$—
Content production amortization expense - assets monetized as a film group	19,937	18,770	14,535
Content production impairment charges	—	—	—
Total amortization and impairment of content costs	$25,199	$23,798	$14,535

Other current assets

The following is a summary of other current assets (in thousands):

	As of
	December 31,	December 31,
	2024	2023
Prepaid taxes	$68,345	$57,885
Amounts due from the Group (Note 22)	37,353	11,599
Prepaid event and production-related costs	29,236	8,145
Prepaid insurance	8,490	7,500
Other	16,531	36,026
Total	$159,955	$121,155

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	December 31,	December 31,
	2024	2023
Legal settlements	$250,000	$—
Payroll-related costs	104,838	100,982
Event and production-related costs	49,025	51,015
Legal and professional fees	23,329	18,730
Interest	20,817	41,634
Accrued capital expenditures	11,699	29,550
Other	19,390	25,452
Total	$479,098	$267,363

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of Goodwill are as follows (in thousands):

	UFC (1)	WWE (2)	Total
Balance — December 31, 2022	$2,602,639	$—	$2,602,639
Acquisitions	—	5,063,774	5,063,774
Foreign exchange	—	72	72
Balance — December 31, 2023	2,602,639	5,063,846	7,666,485
Acquisitions	—	(707)	(707)
Foreign exchange	—	(1,559)	(1,559)
Balance — December 31, 2024	$2,602,639	$5,061,580	$7,664,219

(1)
Reflects goodwill resulting from the Company’s election to apply pushdown accounting to reflect EGH’s new basis of accounting in the UFC’s assets and liabilities, including goodwill, which occurred during 2016.
(2)
Reflects goodwill resulting from the Company's business acquisition of WWE. See Note 4, Acquisition of WWE, for further information.

There were no dispositions or impairments to goodwill during the years ended December 31, 2024 and 2023.

Intangible Assets, net

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2024 (in thousands):

	Gross Amount	Accumulated Amortization	Carrying Value
Trademarks and trade names	$2,892,076	$(441,557)	$2,450,519
Customer relationships	1,255,010	(528,187)	726,823
Other (1)	148,705	(62,578)	86,127
Total intangible assets	$4,295,791	$(1,032,322)	$3,263,469

(1)
Other intangible assets as of December 31, 2024 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 4, Acquisition of WWE, for further information.

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2023 (in thousands):

	Gross Amount	Accumulated Amortization	Carrying Value
Trademarks and trade names	$2,891,826	$(314,685)	$2,577,141
Customer relationships	1,254,210	(388,640)	865,570
Other (1)	145,438	(24,486)	120,952
Total intangible assets	$4,291,474	$(727,811)	$3,563,663

(1)
Other intangible assets as of December 31, 2023 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 4, Acquisition of WWE, for further information.

Amortization of intangible assets was $304.5 million, $129.3 million, and $46.7 million during the years ended December 31, 2024, 2023 and 2022, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations.

Estimated annual intangible amortization, including amortization of intangible assets acquired in the Transactions, for the next five years and thereafter is as follows (in thousands):

	UFC	WWE (1)	Total
2025	$41,783	$206,084	$247,867
2026	40,954	200,489	241,443
2027	40,285	169,275	209,561
2028	39,401	153,501	192,902
2029	39,295	153,501	192,796
Thereafter	184,182	1,994,719	2,178,901
Total remaining amortization	$385,901	$2,877,568	$3,263,469

(1)
Based on fair values acquired through the business acquisition of WWE. See Note 4, Acquisition of WWE, for further information.

Annual Impairment Assessments

During the years ended December 31, 2024, 2023 and 2022, the Company completed its annual impairment review of goodwill and intangibles. The Company did not record any impairment charges related to such reviews during the years ended December 31, 2024, 2023 or 2022.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	December 31,	December 31,
	2024	2023
Equity method investments	$17,053	$3,775
Nonmarketable equity investments without readily determinable fair values	15,109	12,617
Total investment securities	$32,162	$16,392

Equity Method Investments

The Company has an approximately 7% ownership stake in Monkey Spirit, LLC, which owns the IP license to distribute Howler Head branded products and beverages. During the year ended December 31, 2024, the Company recognized an other-than-temporary impairment charge of $2.7 million to fully write off this investment due to the business's decision to wind down operations.

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

Excluding the impact of the impairment charge noted above, the Company recognized equity earnings of $0.4 million, equity losses of $0.3 million and equity losses of $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, from our equity method investments. During the years ended December 31, 2024 and 2023, the Company received distributions of $1.5 million and $0.8 million, respectively, from our equity method investments. The Company did not receive distributions from our equity method investments during the year ended December 31, 2022.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of December 31, 2024 and 2023, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on these investments during the years ended December 31, 2024, 2023 or 2022. In addition, there were no observable price change events that were completed during the years ended December 31, 2024, 2023 or 2022.

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

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	December 31,	December 31,
	2024	2023
First Lien Term Loan (due November 2031)	$2,750,000	$2,728,766
Secured Commercial Loans	30,267	31,867
Total principal	2,780,267	2,760,633
Unamortized discount	(8,362)	(8,367)
Unamortized debt issuance cost	(12,631)	(15,951)
Total debt	2,759,274	2,736,315
Less: Current portion of long-term debt	(26,513)	(22,367)
Total long-term debt	$2,732,761	$2,713,948

First Lien Term Loan (due November 2031)

As of December 31, 2024 and 2023, the Company had $2.8 billion and $2.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”), by and among Zuffa Guarantor, LLC (“Zuffa Guarantor”), UFC Holdings, LLC (“UFC Holdings”), as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO Operating Company, LLC and TKO Group Holdings, Inc. are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor and UFC Holdings. On November 21, 2024 (the “Credit Agreement Closing Date”), UFC Holdings entered into the Fifth Refinancing Amendment (the “Credit Agreement Amendment”) to the First Lien Credit Agreement (as previously amended and/or restated, the “Existing Credit Agreement” and, as further amended by the Credit Agreement Amendment, the “Credit Agreement”).

The Credit Agreement Amendment amended the Existing Credit Agreement to, among other things, (i) refinance and replace the outstanding first lien secured term loans (the “Existing Term Loans”) with a new class of first lien secured term loans in an aggregate principal amount of $2,750.0 million (the “New Term Loans”), which now mature on November 21, 2031, (ii) refinance the existing secured revolving credit facility (the “Existing Revolving Credit Facility”) in an aggregate principal amount of $205.0 million, which now matures on November 21, 2029 (the “New Revolving Credit Facility,” and, together with the New Term Loans, the “Credit Facilities”), and (iii) make certain other changes to the Existing Credit Agreement including as summarized below. The Credit Facilities are secured by liens on substantially all of the assets of Zuffa Guarantor and UFC Holdings and certain subsidiaries thereof.

The New Term Loans accrue interest at an annual interest rate equal to Term Secured Overnight Financing Rate ("SOFR") plus 2.25%, with a SOFR floor of 0.00%, which totaled 6.77% as of December 31, 2024. The New Term Loans include 1% principal amortization payable in equal quarterly installments, with any remaining balance payable on the final maturity date of November 21, 2031.

The loans made pursuant to the New Revolving Credit Facility accrue interest at a variable interest rate equal to Term SOFR plus 2.00%-2.25%, depending on the First Lien Leverage Ratio (as defined in the Credit Agreement), with a SOFR floor of 0.00%.

On the Credit Agreement Closing Date, UFC Holdings borrowed $2,750.0 million of New Term Loans under the Credit Agreement to (i) repay the entire amount outstanding under the Existing Term Loans and (ii) pay fees and expenses incurred in connection with entering into the Credit Agreement Amendment. The Company incurred $19.4 million in transactions costs related to the Credit Agreement Amendment. Of this amount, $16.2 million related to modification arrangements which are included within selling, general and administrative expenses on the Company’s consolidated statements of operations, while the remaining $3.2 million associated with new lenders entering the syndication were capitalized as a component of long-term debt on the Company's consolidated balance sheets.

In April 2024, UFC Holdings borrowed $150.0 million under its Existing Revolving Credit Facility to fund certain share repurchases that occurred during the second quarter of 2024, as discussed in Note 10, Stockholders’ Equity. In June 2024, UFC Holdings fully repaid the $150.0 million outstanding. As of December 31, 2024 and 2023, there was no outstanding balance under the New Revolving Credit Facility.

The New Revolving Credit Facility contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ending June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. Prior to the Credit Agreement Closing Date, Zuffa Guarantor was required to maintain a First Lien Leverage Ratio of no more than 6.5-to-1. Pursuant to the terms of the Credit Agreement Amendment, following the Credit Agreement Closing Date, the Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the New Revolving Credit Facility is (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the New Revolving Credit Facility. Prior to the Credit Agreement Closing Date, this applicable testing condition was thirty-five percent of the borrowing capacity of the Existing Revolving Credit Facility. This covenant did not apply as of December 31, 2024 and 2023 as UFC Holdings had no borrowings outstanding under either of the revolving credit facilities.

UFC Holdings had no outstanding letters of credit as of December 31, 2024 and 2023.

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

As of December 31, 2024, TKO Group Holdings, Inc. held net long-term deferred income tax liabilities of $310.6 million. Otherwise, TKO Group Holdings, Inc. has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. TKO Group Holdings, Inc. has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted from being transferred to TKO Group Holdings, Inc. as of December 31, 2024.

The estimated fair values of the Company’s New Term Loans are based on quoted market values for the debt. As of December 31, 2024 and 2023, the face amount of the Company’s New Term Loans and Existing Term Loans approximates its fair value.

Secured Commercial Loans

As of December 31, 2024 and 2023, the Company had $30.3 million and $31.9 million, respectively, of secured loans outstanding, which were entered into in October 2018 in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except one of the Loan Agreements is secured by a deed of trust for the UFC’s headquarters building located at 6650 S. Torrey Pines Drive, Las Vegas, Nevada and underlying land and the other Loan Agreement is secured by a deed of trust for a building located at 6650 El Camino Road, Las Vegas, Nevada and its adjacent land. In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Secured Commercial Loans contain a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no less than 1.15-to-1 as measured on an annual basis. As of December 31, 2024 and 2023, the Company was in compliance with its financial debt covenant under the Secured Commercial Loans.

Debt Maturities

The Company will be required to repay the following principal amounts in connection with its debt obligations (in thousands):

2025	$29,100
2026	29,100
2027	29,100
2028	52,967
2029	27,500
Thereafter	2,612,500
$2,780,267

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

In May 2023, the Company amended its Secured Commercial Loans and associated interest rate swap to replace the LIBOR reference rate with Term SOFR. The swap requires the Company to pay a fixed rate of 4.99% and receive the total of SOFR plus 1.70%, which totaled 6.24% as of December 31, 2024.

Prior to the May 2023 amendment the fair value of the swap was based on commonly quoted monthly LIBOR rates. Subsequent to this amendment, the fair value of the swap is based on commonly quoted monthly Term SOFR rates. Both the LIBOR and Term SOFR reference rates are considered observable inputs representing a Level 2 measurement within the fair value hierarchy. The fair value of the swap was $0.7 million and $0.3 million as of December 31, 2024 and 2023, respectively, and was included in other assets in the consolidated balance sheets. The total change in fair value of the swap’s asset position included in accumulated other comprehensive loss was a decrease of $0.4 million, an increase of $0.3 million and a decrease of $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company reclassified $0.3 million of the increase in fair value into net income during each of the years ended December 31, 2024, 2023 and 2022, respectively, representing the amortization of the cash flow hedge fair value to net income.

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

Secondary Offering & Share Repurchases

In November 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TKO OpCo, Morgan Stanley & Co. LLC, as representative of the various underwriters (collectively, the “Underwriters”), and Mr. McMahon, in connection with the underwritten secondary offering by Mr. McMahon of 8,400,000 shares of TKO Class A common stock at an offering price of $79.80 per share (the “Secondary Offering”). The Secondary Offering closed on November 14, 2023. The Company did not offer any shares of TKO Class A common stock in the Secondary Offering and did not receive any proceeds from the sale of shares of Common Stock in the Secondary Offering.

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

As of December 31, 2024, the Company owned 47.5% of TKO OpCo, and EGH and its subsidiaries owned 52.5% of TKO OpCo.

As of December 31, 2024, EGH and its subsidiaries collectively controlled 53.9% of the voting interests in TKO through their ownership of both Class A common stock and Class B common stock.

Endeavor Share Purchases

In April 2024, WME IMG, LLC (“WME IMG”), an indirect subsidiary of Endeavor, entered into a stock purchase agreement with Vincent K. McMahon, pursuant to which WME IMG agreed to purchase 1,642,970 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate amount of $146.2 million.

In December 2024, WME IMG and Endeavor OpCo purchased 863,847 shares of TKO Class A common stock in the open market at an average per share price of $145.32 for an aggregate amount of $125.5 million.

These shares of TKO Class A common stock purchased by WME IMG and Endeavor OpCo are included in the calculation of Endeavor’s total voting interest in TKO as of December 31, 2024.

Subsequent to December 31, 2024, and through the date of this Annual Report, Endeavor OpCo purchased an additional 1,897,650 shares of TKO Class A common stock for an aggregate amount of $300.9 million under Endeavor's 10b5-1 trading plan for the Company. The trading plan was terminated on February 14, 2025.

Capital Return Program

On October 24, 2024, the Company announced that its board of directors had authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend pursuant to which holders of TKO's Class A common stock will receive their pro rata share of approximately $75 million in quarterly distributions to be made by TKO OpCo.

The Company will determine at its discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and the Company is not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within approximately three to four years and may be modified, suspended, or discontinued at any time.

In February 2025, we announced that our inaugural quarterly cash dividend will be paid on March 31, 2025. Future declarations of quarterly dividends are subject to the determination and discretion of the Company based on its consideration of various factors, such as its results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in its debt agreements and legal requirements and other factors that the Company deems relevant.

Principal Stockholder Contributions

During the years ended December 31, 2024 and 2023, the Company received cash contributions of $6.4 million and $5.8 million, and non-cash capital contributions of $1.5 million and $9.0 million, respectively. The cash contributions represented amounts reimbursed to the Company by Mr. McMahon, a principal holder of TKO Class A common stock, in connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors. The non-cash capital contributions represented amounts paid personally by Mr. McMahon to certain counterparties. See Note 22, Related Party Transactions, for additional information.

11. NON-CONTROLLING INTERESTS

Nonredeemable Non-Controlling Interest in TKO OpCo

In connection with the business acquisition of WWE described in Note 4, Acquisition of WWE, on September 12, 2023, the Company became the sole managing member of TKO OpCo and, as a result, consolidates the financial results of TKO OpCo. The Company reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. TKO OpCo’s operating agreement provides that holders of membership interests in TKO OpCo (“Common Units”) may, from time to time, require TKO OpCo to redeem all or a portion of their Common Units (and an equal number of shares of TKO Class B common stock) for cash or, at the Company’s option, for shares of TKO Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of Common Units, increasing the total ownership interest in TKO OpCo. Changes in the ownership interest in TKO OpCo while the Company retains its controlling interest in TKO OpCo will be accounted for as equity reallocation transactions. As such, future redemptions or direct exchanges of Common Units in TKO OpCo by the other members of TKO OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary beginning five years and six months after the consummation of the investment. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of December 31, 2024 and 2023, the estimated redemption value was $21.9 million and $11.2 million, respectively.

The changes in carrying value of the redeemable non-controlling interest were as follows (in thousands):

Balance — December 31, 2021	$9,700
Net income attributable to non-controlling interest holders	1,747
Accretion	(1,539)
Balance — December 31, 2022	$9,908
Net income attributable to non-controlling interest holders	1,686
Balance — December 31, 2023	$11,594
Net income attributable to non-controlling interest holders	2,234
Accretion	8,036
Balance — December 31, 2024	$21,864

12. EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net income (loss) available to common stockholders of the Company during the year ended December 31, 2024 and during the period from September 12, 2023 through December 31, 2023, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income (loss) available to common stockholders by the diluted weighted average shares outstanding during the same periods. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (see Note 13, Equity-based Compensation) were anti-dilutive during the periods.

The following table presents the computation of based and diluted net earnings (loss) per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Year Ended	Period From
	December 31,	September 12 -
	2024	December 31, 2023
Basic and diluted net loss per share
Numerator
Net income (loss) attributable to TKO Group Holdings, Inc.	$9,408	$(35,227)
Effect of dilutive securities:
Adjustment to net income attributable to TKO Group Holdings, Inc. from the assumed conversion of Class B shares	(6,613)	—
Net income (loss) attributable to TKO Group Holdings, Inc. used in computing diluted earnings (loss) per share	$2,795	$(35,227)

Denominator
Weighted average Class A Common Shares outstanding - Basic	81,340,472	82,808,019
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	917,177	—
Additional shares from the assumed conversion of Class B shares	89,616,891	—
Weighted average number of shares used in computing diluted earnings (loss) per share	171,874,540	82,808,019

Basic earnings (loss) per share	$0.12	$(0.43)
Diluted earnings (loss) per share	$0.02	$(0.43)

Securities that are anti-dilutive this period
Unvested RSUs	—	1,636,626
Unvested PSUs	—	327,403
TKO Class B Common Shares	—	89,616,891

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

Equity-based compensation expense by plan, which is included within selling, general and administrative expenses on the Company’s consolidated statements of operations, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
EGH 2021 Plan	$6,926	$18,638	$23,744
Replacement Awards under WWE 2016 Plan	27,746	31,747	—
TKO 2023 Plan	59,964	6,724	—
Equity-based compensation expense	$94,636	$57,109	$23,744

As of December 31, 2024, total unrecognized equity-based compensation expense for unvested awards and the related remaining weighted average period for expensing is summarized below (dollars in thousands):

	Unrecognized Compensation Costs	Period Remaining (in years)
EGH 2021 Plan	$4,507	1.50
Replacement Awards under WWE 2016 Plan	20,878	0.96
TKO 2023 Plan	140,395	2.16
Equity-based unrecognized compensation expense	$165,780

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

The following table summarizes the RSU award activity under the EGH 2021 Plan for the year ended December 31, 2024:

	Time Vested RSUs		Market / Market and Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	605,610	$25.74	5,115	$24.65
Granted	—	$—	—	$—
Transfers	12,227	$24.43	—	$—
Vested	(379,555)	$27.86	—	$—
Forfeited	(1,786)	$21.73	—	$—
Outstanding at December 31, 2024	236,496	$22.30	5,115	$24.65
Vested and exercisable at December 31, 2024	2,274	$30.25	—	$—

The following table summarizes the stock option award activity under the EGH 2021 Plan for the year ended December 31, 2024:

	Stock Options
	Units	Weighted- Average Exercise Price
Outstanding at January 1, 2024	286,836	$26.04
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2024	286,836	$26.04
Vested and exercisable at December 31, 2024	258,064	$25.51

The total grant-date fair value of RSUs and stock options which vested under the EGH 2021 Plan during the years ended December 31, 2024, 2023 and 2022 was $10.7 million, $9.8 million and $9.1 million, respectively. The total intrinsic value of RSUs and stock options which vested under the EGH 2021 Plan during the years ended December 31, 2024, 2023 and 2022 was $9.9 million, $7.1 million and $6.4 million, respectively.

Replacement Awards

Prior to the Transactions, the terms of each WWE award, including vesting and forfeiture, were determined by the administrator of WWE’s 2016 Omnibus Incentive Plan (the “WWE 2016 Plan”).

There have been no changes to the terms of the Replacement Awards during the year ended December 31, 2024. Key grant terms include one or more of the following: (a) time-based vesting over a one- to five-year period; (b) market-based vesting conditions at graduated levels upon the Company’s attainment of certain market price per share thresholds; and (c) expiration dates (if applicable). Granted awards may include time-based vesting conditions only, market-based vesting conditions only, or both.

The following table summarizes the RSU award activity under the WWE 2016 Plan for the year ended December 31, 2024:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	701,090	$100.65
Vested	(259,847)	$100.65
Forfeited	(188,643)	$100.65
Outstanding at December 31, 2024	252,600	$100.65

The total grant-date fair value of RSUs which vested under the WWE 2016 Plan during the years ended December 31, 2024 and 2023 was $26.2 million and $21.1 million, respectively. The total intrinsic value of RSUs which vested under the WWE 2016 Plan during the years ended December 31, 2024 and 2023 was $24.9 million and $17.0 million, respectively. No RSUs vested under the WWE 2016 Plan during the year ended December 31, 2022.

The following table summarizes the PSU award activity under the WWE 2016 Plan for the year ended December 31, 2024:

	Time Vested PSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	327,403	$93.84
Vested	(136,885)	$100.65
Forfeited	(6,038)	$100.65
Outstanding at December 31, 2024	184,480	$126.94

The total grant-date fair value of PSUs which vested under the WWE 2016 Plan during the years ended December 31, 2024 and 2023 was $13.8 million and $5.5 million, respectively. The total intrinsic value of PSUs which vested under the WWE 2016 Plan during the years ended December 31, 2024 and 2023 was $13.1 million and $4.4 million, respectively. No PSUs vested under the WWE 2016 Plan during the year ended December 31, 2022.

TKO 2023 Plan

The terms of each award, including vesting and forfeiture, are determined by the administrator of the TKO 2023 Plan. Key grant terms include time-based vesting over a six-month to four-year period.

In January 2024, WWE entered into an Independent Services Contractor and Merchandising Agreement (the “DJ Services Agreement”) with Dwayne Johnson, a member of the Company’s board of directors, pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. See Note 22, Related Party Transactions, for further discussion. As consideration for Mr. Johnson’s services provided under the DJ Services Agreement, the Company granted Mr. Johnson RSUs for an aggregate value of $30.0 million. During year ended December 31, 2024, the Company recorded equity-based compensation expenses of approximately $17.7 million associated with these RSUs, which are included within direct operating costs in the Company’s consolidated statement of operations. The units associated with these awards are included in the table below.

The following table summarizes the RSU award activity under the TKO 2023 Plan for the year ended December 31, 2024:

	Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2024	935,536	$91.23
Granted	1,630,439	$91.95
Vested	(416,450)	$88.14
Forfeited	(42,516)	$85.86
Outstanding at December 31, 2024	2,107,009	$92.51
Vested and exercisable at December 31, 2024	267,150	$78.22

The weighted average grant-date fair value of RSUs granted under the TKO 2023 Plan during the year ended December 31, 2023 was $91.23. No RSUs were granted under the TKO 2023 Plan during the year ended December 31, 2022.

The total grant-date fair value of RSUs which vested under the TKO 2023 Plan during the year ended December 31, 2024 was $36.7 million. The total intrinsic value of RSUs which vested under the TKO 2023 Plan during the year ended December 31, 2024 was $42.5 million. No RSUs vested under the TKO 2023 Plan during the years ended December 31, 2023 and 2022.

14. EMPLOYEE BENEFITS

The Company sponsors two 401(k) defined contribution plans (the “Plans”) covering substantially all of its employees. Under the Plans, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. The Company makes matching contributions of 50% of each participant’s contributions under the Plans, up to 5% of eligible compensation (maximum 2.5% matching contributions) for Zuffa participants, and up to 6% of eligible compensation (maximum 3% matching contributions) for WWE participants. The Company may also make additional discretionary contributions to the Plans. Employer matching contributions and discretionary contributions were $4.9 million, $1.5 million and $0.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.

15. INCOME TAXES

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. ultimately controls the business and affairs of UFC and WWE. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax, other than entity-level income taxes in certain U.S. state and local jurisdictions. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes, and TKO OpCo’s U.S. subsidiaries are subject to foreign withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes.

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

For the years ended December 31, 2024, 2023 and 2022, the effective tax rate was 74.8%, 15.2% and 3.5%, respectively.

Income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$27,733	$201,091	$399,244
Foreign	6,617	6,344	4,305
Total income before income taxes	$34,350	$207,435	$403,549

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal, state and local	$40,154	$5,739	$816
Foreign	43,692	25,485	13,184
Total Current	83,846	31,224	14,000
Deferred:
U.S. federal, state and local	(58,096)	(54)	460
Foreign	(44)	276	(142)
Total Deferred	(58,140)	222	318
Total provision for income taxes	$25,706	$31,446	$14,318

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

	Year Ended December 31,
	2024	2023	2022
U.S. statutory federal income tax of 21%	$7,214	$43,561	$84,743
Partnership income not subject to tax	(6,357)	(48,535)	(83,839)
Tax impact of foreign operations	29,240	24,546	12,072
UK ORIP Tax	2,894	1,215	859
Provision to return	—	—	968
Permanent differences	1,289	345	—
Nondeductible officers compensation	7,943	4,465	—
Opening balance remeasurement	—	4,270	—
Valuation allowance	13,068	1	(1,756)
Unrecognized tax benefits	3,075	539	(4)
U.S. state and local taxes	(6,825)	864	1,275
Foreign tax credit, net of expiration	(25,606)	—	—
Other	(229)	175	—
Total provision for income taxes	$25,706	$31,446	$14,318

Principal components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Compensation and severance	$10,388	$14,244
Net operating loss, capital loss and tax credits carried forward	37,435	29,615
Lease liability	31,175	34,481
Accrued expenses	30,880	—
Other	2,037	3,453
Total gross deferred tax assets	111,915	81,793
Less: valuation allowance	(28,818)	(15,689)
Net deferred tax assets	83,097	66,104

Deferred tax liabilities:
Property, buildings, and equipment	(31,634)	(33,995)
Intangible assets	(328,960)	(365,751)
Lease asset	(30,584)	(34,522)
Investments	(643)	(592)
Other	(1,840)	(2,445)
Net deferred tax liabilities	(393,661)	(437,305)

Total net deferred tax (liabilities) assets	$(310,564)	$(371,201)

As of December 31, 2024 and 2023, the Company had foreign net operating losses of $10.9 million and $12.1 million, respectively, which expire over various time periods ranging from 5 years to no expiration. In addition, as of December 31, 2024, the Company has foreign tax credit carryforwards of $26.4 million, which expire in years 2032 through 2034.

ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of the Company’s deferred tax asset will not be realized upon available positive and negative evidence. After reviewing all available positive and negative evidence as of December 31, 2024 and 2023, the Company recorded a valuation allowance of $28.8 million and $15.7 million, respectively, against foreign tax credits and certain foreign deferred tax assets. The Company recorded an increase in valuation allowance of $13.1 million, an increase in valuation allowance of $15.6 million and a decrease in valuation allowance of $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, which was recorded in the respective year’s provision for income taxes.

The Company had unrecognized tax benefits of $4.7 million, $5.5 million and $0.9 million, respectively, as of December 31, 2024, 2023 and 2022. The aggregate changes to the liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$5,494	$880	$951
Acquisitions	—	2,549	—
Gross increases	3,895	2,126	—
Gross decreases	(4,666)	(61)	—
Translation adjustments	25	—	(71)
Ending balance	$4,748	$5,494	$880

The Company recognizes interest and penalties related to uncertain tax benefits in its provisions for income taxes. The Company had accrued interest and penalties of $0.4 million and $0.2 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, approximately $4.5 million and $0.5 million, respectively, would affect the Company’s effective tax rate upon resolution of the uncertain tax positions.

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

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2024, the Company is subject to review by U.S. federal taxing authorities for 2020 and subsequent years. The Company's U.S. corporate tax returns are under IRS examination for the years 2020 through 2022. The Company has ongoing state and local audits beginning with tax year 2017 and onward. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these audits will have a material adverse effect on the Company's consolidated financial position.

Other Matters

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
UFC Segment:
Media rights and content	$879,427	$870,551	$794,397
Live events	220,400	167,942	125,271
Sponsorship	251,407	196,296	166,845
Consumer products licensing	55,007	57,412	53,634
Total UFC Segment revenue	1,406,241	1,292,201	1,140,147
WWE Segment:
Media rights and content	865,460	249,496	—
Live events	338,555	87,705	—
Sponsorship	82,991	17,957	—
Consumer products licensing	111,094	27,609	—
Total WWE Segment revenue	1,398,100	382,767	—
Total revenue	$2,804,341	$1,674,968	$1,140,147

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of December 31, 2024 (in thousands):

2025	$2,188,922
2026	1,355,059
2027	1,223,063
2028	1,175,579
2029	938,654
Thereafter	80,400
Total remaining performance obligations	$6,961,677

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the years ended December 31, 2024, 2023 and 2022.

Contract Liabilities (Deferred Revenues)

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. The Company’s deferred revenue balance primarily relates to advance payments received related to its content distribution rights agreements, consumer products licensing agreements and sponsorship arrangements, as well as memberships for the Company’s subscription services and site fees. Deferred revenue is included in the current liabilities section and in other long-term liabilities in the consolidated balance sheets.

The following table presents the Company’s deferred revenue as of December 31, 2024 and 2023 (in thousands):

	As of					As of
	December 31,				Foreign	December 31,
Description	2023	Acquisitions	Additions	Deductions	Exchange	2024
Deferred revenue - current	$118,992	$—	$1,227,298	$(1,245,021)	$(32)	$101,237
Deferred revenue - non-current	672	—	2,500	(672)	—	$2,500

17. RESTRUCTURING CHARGES

Beginning in the third quarter of 2023, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC, which resulted in the recording of termination benefits for a workforce reduction of certain employees and contract termination costs for independent contractors in the WWE segment and Corporate group. As a result, the Company recorded restructuring charges of $17.3 and $41.4 million for the years ended December 31, 2024 and 2023, respectively. These amounts include equity-based compensation expenses of $3.3 million and $19.9 million for the years ended December 31, 2024 and 2023, respectively. These restructuring charges are recorded in accrued liabilities and additional paid-in-capital on the consolidated balance sheets and within direct operating costs and selling, general and administrative expenses in the consolidated statements of operations, respectively.

Changes in the Company’s restructuring liability through December 31, 2024 were as follows (in thousands):

Balance — December 31, 2022	$—
Restructuring charges (excluding share-based compensation expense)	21,459
Payments	(11,734)
Balance — December 31, 2023	$9,725
Restructuring charges (excluding share-based compensation expense)	13,978
Payments	(20,471)
Balance — December 31, 2024	$3,232

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

During the years ended December 31, 2024 and 2023, the Company recorded content production incentives of $13.6 million and $13.1 million related to qualifying content production activities, respectively. These incentives are recorded as an offset to production expenses within direct operating costs on the Company’s consolidated statements of operations. The Company did not record any content production incentives during the year ended December 31, 2022.

During the year ended December 31, 2024, the Company recorded infrastructure improvement incentives of $11.0 million related to qualifying capital expenditures associated with the buildout of WWE's new leased corporate headquarters and media production facilities. These incentives are recorded as an offset to property, buildings and equipment, net in the consolidated balance sheets. The Company did not record any infrastructure improvement incentives during the year ended December 31, 2023.

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

The profitability measure employed by the Company’s CODM for allocating resources and assessing operating performance is Adjusted EBITDA. The Company defines Adjusted EBITDA as net income, excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger and acquisition costs, certain legal costs, restructuring, severance and impairment charges, and certain other items when applicable. Adjusted EBITDA includes amortization expenses directly related to supporting the operations of the Company’s segments, including content production asset amortization. The Company's CODM considers budget-to-actual and quarter-over-quarter variances when making decisions about allocating capital and personnel to the segments. The Company believes the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view the Company’s segment performance in the same manner as the Company’s CODM to evaluate segment performance and make decisions about allocating resources. Additionally, the Company believes that Adjusted EBITDA is a primary measure used by media investors, analysts and peers for comparative purposes.

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

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands)

UFC

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,406,241	$1,292,201	$1,140,147
Direct operating costs (1)	430,223	383,388	325,586
Selling, general and administrative expenses (1)	175,024	153,149	133,932
Adjusted EBITDA	800,994	755,664	680,629

WWE

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,398,100	$382,767	$—
Direct operating costs (1)	426,900	125,685	—
Selling, general and administrative expenses (1)	290,032	94,101	—
Adjusted EBITDA	681,168	162,981	—

(1)
Direct operating costs and selling, general and administrative expenses included in the measure of Adjusted EBITDA for each segment excludes reconciling items included in the reconciliation of segment profitability below.

Revenue

	Year Ended December 31,
	2024	2023	2022
UFC	$1,406,241	$1,292,201	$1,140,147
WWE	1,398,100	382,767	—
Total consolidated revenue	$2,804,341	$1,674,968	$1,140,147

Reconciliation of segment profitability

	Year Ended December 31,
	2024	2023	2022
UFC	$800,994	$755,664	$680,629
WWE	681,168	162,981	—
Corporate	(230,923)	(109,557)	(51,919)
Total Adjusted EBITDA	1,251,239	809,088	628,710
Reconciling items:
Equity (earnings) losses of affiliates	(411)	266	209
Interest expense, net	(249,115)	(239,042)	(139,567)
Depreciation and amortization	(392,842)	(164,616)	(60,032)
Equity-based compensation expense (1)	(94,636)	(57,109)	(23,744)
Merger and acquisition costs (2)	(21,172)	(83,832)	—
Certain legal costs (3)	(401,062)	(34,238)	(753)
Restructuring, severance and impairment (4)	(41,911)	(21,459)	—
Debt transaction costs (5)	(16,230)	—	—
Other adjustments	490	(1,623)	(1,274)
Income before income taxes and equity (earnings) losses of affiliates	$34,350	$207,435	$403,549

(1)
Equity-based compensation represents non-cash compensation expense for awards issued under Endeavor’s 2021 Plan subsequent to its April 28, 2021 IPO, for the Replacement Awards and for awards issued under the 2023 Incentive Award Plan. For the year ended December 31, 2024, equity-based compensation includes $17.7 million of expense associated with certain services provided by an independent contractor in the WWE segment. For the year ended December 31, 2024 and 2023, equity-based compensation includes $3.3 million and $19.9 million, respectively, of expense associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate.
(2)
Includes (i) certain costs of professional fees and bonuses related to the Transactions and payable contingent on the closing of the Transactions primarily incurred during the year ended December 31, 2023 and (ii) certain costs of professional advisors related to other strategic transactions, primarily the Endeavor Asset Acquisition, incurred during the year ended December 31, 2024.
(3)
Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the year ended December 31, 2024, these costs include settlement charges of $375.0 million regarding the UFC antitrust lawsuit, as described in Note 21, Commitments and Contingencies. For the year ended December 31, 2023, these costs included the settlement of a WWE antitrust matter for $20.0 million.
(4)
Includes costs resulting from the Company’s cost reduction program during the years ended December 31, 2024 and 2023, as described in Note 17, Restructuring Charges. Additionally, during the year ended December 31, 2024, the Company recorded impairment charges of $27.9 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 5, Supplementary Data.
(5)
For the year ended December 31, 2024, the Company incurred certain costs associated with the Credit Agreement Amendment, as described in Note 8, Debt.

Geographic information

Revenue by major geographic region is based upon the geographic location of where our revenue is generated. The information below summarizes our revenue by geographic area:

	Year Ended December 31,
	2024	2023	2022
North America	$2,167,168	$1,280,727	$893,774
Europe/Middle East/Africa	407,439	228,103	129,511
Asia Pacific	187,259	134,647	86,936
Latin America	42,475	31,491	29,926
Total revenue	$2,804,341	$1,674,968	$1,140,147

The Company's property, buildings and equipment were almost entirely located in the United States at December 31, 2024 and 2023.

20. LEASES

As of December 31, 2024, the Company’s lease portfolio consisted of operating and finance leases, in which the Company is the lessee, primarily for real estate property for offices around the world. In addition, the Company has various live event production service arrangements that contain operating and finance equipment leases. The Company’s real estate leases have remaining lease terms of approximately one year to 26 years, some of which include one or more options to renew. These renewal terms can extend the lease term and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by the Company’s lease agreements.

On May 21, 2024, the Company amended its WWE global headquarters lease to reduce the leased space by approximately 20,025 rentable square feet. The lease reduction will result in rental savings of approximately $13.9 million over the remainder of the initial 15-year base term. The lease amendment requires a partial termination fee of approximately $2.2 million to be paid in installments through November 15, 2025. No other material changes were made to the existing lease terms. The lease amendment was accounted for as a lease modification during the second quarter of 2024, which resulted in a reduction to the Company’s finance lease liability and finance lease right-of-use asset of $21.4 million and $20.8 million, respectively, and a gain on the partial termination of $0.6 million recorded as a component of other income (expense), net, within the Company’s consolidated statement of operations for the year ended December 31, 2024.

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and finance leases for the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$20,724	$5,427	$—
Interest on lease liabilities	19,446	5,997	—
Operating lease costs	7,156	4,525	1,158
Other short-term and variable lease costs	1,086	1,480	936
Total lease costs	$48,412	$17,429	$2,094

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$19,446	$4,945	$—
Operating cash flows from operating leases	$4,769	$3,382	$1,748
Finance cash flows from finance leases	$12,111	$938	$—
Right-of-use assets obtained in exchange for new finance lease liabilities (1)	$22,937	$257,359	$—
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$1,857	$14,630	$7,378

	As of
	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term (in years) - finance leases	23.0	25.2
Weighted-average remaining lease term (in years) - operating leases	7.8	8.9
Weighted-average discount rate - finance leases	8.2%	8.1%
Weighted-average discount rate - operating leases	6.8%	6.9%

(1)
The amounts for the year ended December 31, 2023 are primarily related to the assets acquired from WWE as discussed in Note 4, Acquisition of WWE.

Maturity of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating	Finance
	Leases	Leases
2025	$6,727	$30,426
2026	6,723	32,371
2027	6,234	24,287
2028	4,705	18,209
2029	3,893	18,209
Thereafter	14,882	447,746
Total future minimum lease payment	43,164	571,248
Less: imputed interest	(9,964)	(328,345)
Present value of future minimum lease payments	$33,200	$242,903

21. COMMITMENTS AND CONTINGENCIES

The Company has certain commitments, including various service contracts with vendors as well as service fees paid by the Company to Endeavor under the Services Agreement. The following is a summary of the Company’s annual commitments under these agreements as of December 31, 2024 (in thousands):

2025	$186,294
2026	125,262
2027	101,278
2028	98,538
2029	93,010
Thereafter	75,608
Total	$679,990

Upon the close of the Endeavor Asset Acquisition, we expect to terminate the Services Agreement and enter into a new agreement with Endeavor with respect to transition services. The commitments in the table above include $68.2 million, $70.7 million, $71.4 million, $72.2 million, $72.9 million and $51.1 million related to the Services Agreement in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.

The Company’s future commitments related to its debt obligations and its operating and finance leases are separately disclosed in Note 8, Debt, and Note 20, Leases, respectively.

Endeavor Asset Acquisition

On October 23, 2024, the Company and TKO OpCo entered into a definitive agreement with subsidiaries of Endeavor to acquire the Professional Bull Riders (“PBR”), On Location, and IMG businesses. Under the terms of the agreement, TKO will acquire the Endeavor assets for total consideration of $3.25 billion, based on the volume-weighted average sales price of TKO’s Class A common stock for the twenty five trading days ending on October 23, 2024. Endeavor will receive approximately 26.1 million common units of TKO OpCo and will subscribe for an equal number of shares of TKO’s Class B common stock (subject to certain customary purchase price adjustments to be settled at the closing in equity and cash). Upon the close of the Endeavor Asset Acquisition, Endeavor expected to own approximately 61% of the voting interests of TKO through its holdings of shares of TKO Class A common stock and TKO Class B common stock which are paired with common units of TKO OpCo.

The transaction is expected to close in the first quarter of 2025, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of required regulatory approvals and the affirmative vote of holders of a majority of the voting interests of TKO common stock in favor of adopting the transaction agreement (which has been satisfied by delivery of a written consent by such stockholders). The transaction will be accounted for as a merger between entities under common control due to Endeavor’s control of the Company and the Endeavor assets being acquired. Therefore, upon closing of the Endeavor Asset Acquisition, the net assets of the Endeavor assets being acquired will be combined with those of the Company at their historical carrying amounts and the results will be presented on a combined basis for historical periods because they were under common control for all periods presented.

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

UFC Legal Proceedings

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services. The plaintiffs sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017, to the present. The Johnson case alleged substantially similar claims to the Le case and sought injunctive relief. On September 26, 2024, following the court's denial of an earlier proposed settlement agreement, the Company reached an agreement with the plaintiffs to settle all claims asserted in the Le case for an aggregate amount of $375.0 million payable in installments over an agreed-upon period of time by the Company (the “Updated Settlement Agreement”). The terms of the Updated Settlement Agreement have been memorialized in a long-form agreement, which the court preliminarily approved on October 22, 2024 and finally approved on February 6, 2025. In connection with the Updated Settlement Agreement, the Company recorded charges of $375.0 million during the year ended December 31, 2024, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations. The Company paid $125.0 million of the aggregate $375.0 million settlement amount into escrow in late October 2024, shortly following receipt of preliminary approval, and another $125.0 million into escrow in February 2025 shortly following receipt of final approval, in accordance with the terms of the Updated Settlement Agreement. The Company expects to make an additional payment covering the remaining $125.0 million in the second quarter of 2025. The Company anticipates that the settlement amount will be deductible for tax purposes. No trial date has been set in the Johnson action.

WWE Legal Proceedings

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the “Special Committee”) was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon (the “Special Committee investigation”). Mr. McMahon initially resigned from all positions held with WWE on July 22, 2022 but remained a stockholder with a controlling interest and served as Executive Chairman of WWE’s board of directors from January 9, 2023 through September 12, 2023, at which time Mr. McMahon became Executive Chair of the Board of Directors of the Company. Although the Special Committee investigation is complete and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of the Company’s Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands, claims and/or complaints arising from, related to, or in connection with these matters. On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. On January 10, 2025, the United States Securities and Exchange Commission settled charges against Mr. McMahon for failing to disclose certain settlement agreements to WWE’s Board of Directors, legal department, accountants, financial reporting personnel, or auditor, and in so doing, circumventing WWE’s system of internal accounting controls and causing material misstatements in WWE’s 2018 and 2021 financial statements. No charges have been brought against the Company.

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and asserting claims under the Trafficking Victims Protection Act.

On October 23, 2024, five unnamed plaintiffs filed a lawsuit against Mr. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former WWE employee during the 1980s.

On November 17, 2023, a purported former stockholder of WWE, Laborers’ District Council and Contractors’ Pension Fund of Ohio (“Laborers”), filed a verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware (“Delaware Court”), captioned Laborers District Council and Contractors’ Pension Fund of Ohio v. McMahon, C.A. No. 2023-1166-JTL (“Laborers Action”). On November 20, 2023, another purported former WWE stockholder, Dennis Palkon, filed a verified class action complaint on behalf of himself and similarly situated former WWE stockholders in the Delaware Court, captioned Palkon v. McMahon, C.A. No. 2023-1175-JTL (“Palkon Action”). The Laborers and Palkon Actions allege breach of fiduciary duty claims against former WWE directors Mr. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III (collectively, the “Individual Defendants”), arising out of the Transactions. On April 24, 2024, the City of Pontiac Reestablished General Employees’ Retirement System (“Pontiac”), a purported former stockholder of WWE, filed another verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Delaware Court captioned City of Pontiac Reestablished General Employees’ Retirement System v. McMahon, C.A. No. 2024-0432 (“Pontiac Action”). The Pontiac Action similarly alleges breach of fiduciary duty claims against the Individual Defendants and added claims against WWE and TKO for denying stockholders their appraisal rights under DGCL § 262, as well as claims against EGH for aiding and abetting the alleged breaches of fiduciary duties and for civil conspiracy to violate DGCL § 262. On May 2, 2024, the Court entered an order consolidating the Laborers, Palkon and Pontiac actions under the caption In re World Wrestling Entertainment, Inc. Merger Litigation, C.A. No. 2023-1166-JTL (“Consolidated Action”). On August 8, 2024, the Delaware Court appointed the Laborers and Palkon plaintiffs as co-lead plaintiffs, and the co-lead plaintiffs subsequently designated the Palkon complaint as operative. As a result, WWE, TKO and EDR are no longer defendants. On October 24, 2024, the Delaware Court entered a stipulation dismissing all claims against Messrs. Koonin and Riddick, who, therefore, are no longer defendants. The remaining Individual Defendants filed answers to the complaint on October 28, 2024 and discovery is currently underway.

22. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), who collectively own approximately 53.9% of the voting interest in TKO as of December 31, 2024, provide various services to the Company and, upon consummation of the Transactions, such services are provided pursuant to the Services Agreement. Revenue and expenses associated with such services are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Event and other licensing revenues earned from the Group	$30,748	$16,501	$10,743
Expenses incurred with the Group included in direct operating costs (1)	31,455	21,780	17,489
Expenses incurred with the Group included in selling, general and administrative expenses (2)	37,555	24,981	25,370
Net expense resulting from Group transactions included within net income (loss)	$(38,262)	$(30,260)	$(32,116)

(1)
These expenses primarily consist of production and consulting services as well as commissions paid to the Group.
(2)
These expenses primarily consist of service fees paid to the Group. The Company believes that these service fees are a reasonable allocation of costs related to representation, executive leadership, back-office and corporate functions and other services provided by the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of December 31,
	Classification	2024	2023
Amounts due from the Group	Other current assets	$37,353	$11,599
Amounts due to the Group	Other current liabilities	(10,973)	(5,473)

The Company also reimburses the Group for third party costs they incur on the Company’s behalf. The Company reimbursed $9.4 million, $9.3 million and $5.4 million of such costs during the years ended December 31, 2024, 2023 and 2022, respectively.

Vincent McMahon

Vincent K. McMahon, who served as Executive Chair of the Company’s Board of Directors until January 26, 2024, previously controlled a significant portion of the voting interests of the issued and outstanding shares of the Company’s common stock.

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

In connection with the acquisition of WWE, the Company assumed $3.5 million of liabilities related to future payments owed by Mr. McMahon to certain counterparties. During the year ended December 31, 2023, the Company recorded $3.5 million of expenses associated with payments made directly by Mr. McMahon to certain counterparties. These costs are included within selling, general and administrative expenses in our consolidated statements of operations. During the years ended December 31, 2024 and 2023, Mr. McMahon made payments of $1.5 million and $5.5 million, respectively, associated with these liabilities to certain counterparties directly. Additionally, during the year ended December 31, 2023, the Company recorded $3.5 million of costs associated with payments made directly by Mr. McMahon related to WWE’s global headquarters lease. These costs are included within finance lease right-of-use assets, net in our consolidated balance sheets. Since these liabilities existed when Mr. McMahon controlled a significant portion of the voting interests of the Company’s common stock, these payments are considered non-cash capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders’ equity.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse the Company for additional costs incurred in connection with and/or arising from the same matters. During the years ended December 31, 2024 and 2023, Mr. McMahon reimbursed the Company $6.4 million and $5.8 million, respectively, associated with these costs. These payments are considered capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders' equity.

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

As discussed in Note 13, Equity-based Compensation, as consideration for Mr. Johnson’s services pursuant to the DJ Services Agreement, and in respect of the intellectual property grants and licenses made by Mr. Johnson and his affiliates in connection therewith, Mr. Johnson received an RSU award for an aggregate value of $30.0 million. During the year ended December 31, 2024, the Company recorded equity-based compensation expense of $17.7 million associated with this award, which is included within direct operating costs in our consolidated statements of operations.

Mr. Johnson also receives annual royalties from WWE and will be entitled to receive royalties in connection with the sale of licensed products that utilize the Assigned IP and his name, likeness and other intellectual property rights in accordance with the DJ Services Agreement. For the year ended December 31, 2024, the Company paid $0.9 million of royalties that were earned by Mr. Johnson. In addition, Mr. Johnson is entitled to reimbursement for certain travel expenses associated with delivering services under the DJ Services Agreement, of which $2.6 million was incurred by the Company during the year ended December 31, 2024, and is included as a component of selling, general and administrative expenses in our consolidated statements of operations.