Form 10-Q
period 2025-03-31
TKO Group Holdings, Inc.
filed 2025-05-08
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

(Former name, former address and former fiscal year, if changed since last report)

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

As of April 30, 2025, there were 81,747,465 shares of the Registrant’s Class A common stock outstanding and 116,158,615 shares of the Registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical fact contained in this Quarterly Report, including without limitation, statements regarding the anticipated benefits of and costs associated with the TKO Transactions and the Endeavor Asset Acquisition (as defined below); our expected contractual obligations and capital expenditures; our future results of operations and financial position; our expectations regarding strategic transactions, our expectations regarding actions under our capital return program, including the amount and frequency of share repurchases and dividends; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; and our competitive market position within our industry are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms “aim,” "anticipate," "believe," "could," “mission,” "may," "will," "should," "expect," "intend," "plan," "estimate," "project," "predict," "potential," “target,” "contemplate," or, in each case, their negative, or other variations or comparable terminology and expressions. The forward-looking statements in this Quarterly Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to:

•
our ability to generate revenue from discretionary and corporate spending on events;
•
our dependence on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners;
•
our ability to adapt to or manage new content distribution platforms or changes in consumer behavior;
•
our success in our strategic acquisitions, investments and commercial agreements;
•
adverse publicity concerning us or our key personnel;
•
the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate;
•
our dependence on the continued services of executive management and other key employees;
•
changes in public and consumer tastes and preferences and industry trends;
•
financial risks with owning and managing events for which we sell media and sponsorship rights, ticketing and hospitality;
•
our ability to generate revenue from discretionary and corporate spending on events due to factors beyond our control;
•
risks related to the integration and realization of the expected benefits of the business combination of UFC and WWE and with the businesses acquired in the Endeavor Asset Acquisition;
•
the dilution of the percentage ownership interests of our other stockholders as a result of our issuance of Class B common stock and TKO OpCo Units to Endeavor Group Holdings, Inc. in the Endeavor Asset Acquisition;
•
potential liabilities that are not known, probable or estimable at this time;
•
the inability to maintain the listing of our Class A common stock on the New York Stock Exchange;
•
the impact of future domestic and international industry trends on our business and our future growth, business strategy and objectives for future operations;
•
the inability to renew or replace our distribution rights agreements on equal or more favorable terms;
•
we may be adversely affected by other economic, business and/or competitive factors; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024

(the “2024 Annual Report”), as updated by Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

DEFINITIONS

As used in this Quarterly Report, unless we state otherwise or the context otherwise requires:

•
“we,” “us,” “our,” “TKO Group Holdings,” “TKO,” the “Company,” and similar references refer (1) prior to the consummation of the TKO Transactions (as defined below) to Zuffa Parent, LLC, and (2) after the consummation of the TKO Transactions to TKO Group Holdings, Inc. and its consolidated subsidiaries.
•
"Acquired Businesses" refers to the businesses we acquired in the Endeavor Asset Acquisition.
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
•
“Endeavor Group Holdings, Inc.” refers to Endeavor Group Holdings, Inc., a Delaware corporation.
•
“Endeavor Asset Acquisition" refers to our acquisition, from affiliates of Endeavor Group Holdings, Inc., of the IMG business, including certain businesses operating under the IMG brand, On Location and the Professional Bull Riders (“PBR”). The Endeavor Asset Acquisition was accounted for as a common control acquisition and was consummated on February 28, 2025.
•
“Endeavor OpCo” refers to Endeavor Operating Company, LLC, a Delaware limited liability company and subsidiary of Endeavor.
•
“Endeavor Take-Private” refers to the transactions contemplated by the Agreement and Plan of Merger, dated as of April 2, 2024, by and among Wildcat EGH Holdco, L.P., Wildcat OpCo Holdco, L.P., Wildcat PubCo Merger Sub, Inc., Wildcat

Manager Merger Sub, L.L.C., Wildcat OpCo Merger Sub, L.L.C., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC, Endeavor Executive PIU Holdco, LLC, Endeavor Manager, LLC, Endeavor OpCo and Endeavor Group Holdings, Inc., pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of Endeavor Group Holdings, Inc.’s stock that Silver Lake does not already own (subject to certain exceptions). The Endeavor Take-Private transaction closed on March 24, 2025.
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
•
“Services Agreement” means the services agreement dated as of September 12, 2023, by and between Endeavor Group Holdings, Inc. and TKO OpCo. On the closing date of the Endeavor Asset Acquisition, the Services Agreement was terminated, and the Transition Services Agreement was entered into with Endeavor OpCo.
•
“TKO OpCo” refers to TKO Operating Company, LLC (f/k/a Zuffa Parent LLC), a Delaware limited liability company and our direct subsidiary.
•
“TKO OpCo Units” refers to all of the existing equity interests in TKO OpCo.
•
“TKO Transactions” refer, collectively, to the merger of the businesses of UFC and WWE under TKO Group Holdings, Inc. consummated in September 2023.
•
“Transaction Agreement” refers to the transaction agreement, dated as of April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor OpCo, TKO OpCo, WWE, the Company, and Merger Sub.
•
“Transition Services Agreement” refers to the transition services agreement, dated as of February 28, 2025, by and between Endeavor OpCo, IMG Worldwide, TWI, TKO OpCo and TKO.
•
“UFC” refers to the Ultimate Fighting Championship.
•
“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).
•
“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of March 31,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$470,860	$619,787
Restricted cash	158,588	58,296
Accounts receivable (net of allowance for doubtful accounts of $22,820 and $20,639, respectively)	472,423	423,013
Deferred costs	144,962	179,288
Other current assets	272,395	248,110
Total current assets	1,519,228	1,528,494
Property, buildings and equipment, net	620,701	629,904
Intangible assets, net	3,591,252	3,649,903
Finance lease right-of-use assets, net	242,818	248,549
Operating lease right-of-use assets, net	61,411	64,603
Goodwill	8,442,068	8,441,993
Investments	110,904	101,215
Other assets	421,688	447,121
Total assets	$15,010,070	$15,111,782
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$213,798	$246,350
Accrued liabilities	499,112	670,232
Current portion of long-term debt	27,010	26,977
Current portion of finance lease liabilities	20,029	15,582
Current portion of operating lease liabilities	17,619	17,028
Deferred revenue	395,500	416,695
Other current liabilities	46,232	20,929
Total current liabilities	1,219,300	1,413,793
Long-term debt	2,728,516	2,735,305
Long-term finance lease liabilities	227,814	235,959
Long-term operating lease liabilities	48,420	52,466
Deferred tax liabilities	334,841	360,546
Other long-term liabilities	256,309	170,849
Total liabilities	4,815,200	4,968,918
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	21,864	21,864
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 81,730,999 and 81,203,161 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 116,158,615 and 89,616,891 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	4,418,099	4,385,297
Accumulated other comprehensive loss	(24,884)	(2,548)
Accumulated deficit	(231,217)	(291,728)
Total TKO Group Holdings, Inc. stockholders’ equity	4,162,000	4,091,023
Nonredeemable non-controlling interests	6,011,006	6,029,977
Total stockholders' equity	10,173,006	10,121,000
Total liabilities, redeemable non-controlling interests and stockholders' equity	$15,010,070	$15,111,782

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,268,800	$1,222,448
Operating expenses:
Direct operating costs	567,617	605,646
Selling, general and administrative expenses	363,285	668,313
Depreciation and amortization	100,535	122,069
Total operating expenses	1,031,436	1,396,028
Operating income (loss)	237,364	(173,580)
Other expenses:
Interest expense, net	(44,765)	(61,177)
Other expense, net	(8,385)	(8,234)
Income (loss) before income taxes and equity earnings of affiliates	184,214	(242,991)
Provision for (benefit from) income taxes	21,182	(5,731)
Income (loss) before equity earnings of affiliates	163,032	(237,260)
Equity earnings of affiliates, net of tax	(2,524)	(2,807)
Net income (loss)	165,556	(234,453)
Less: Net income (loss) attributable to non-controlling interests	107,148	(130,613)
Net income (loss) attributable to TKO Group Holdings, Inc.	$58,408	$(103,840)
Basic net earnings (loss) per share of Class A common stock	$0.72	$(1.26)
Diluted net earnings (loss) per share of Class A common stock	$0.69	$(1.26)
Weighted average number of common shares used in computing basic earnings (loss) per share	81,571,149	82,351,654
Weighted average number of common shares used in computing diluted net earnings (loss) per share	181,520,718	82,351,654

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$165,556	$(234,453)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,916	(4,525)
Cash flow hedges:
Change in net unrealized gains (losses)	(396)	537
Amortization of cash flow hedge fair value to net income	(76)	(76)
Total comprehensive income (loss), net of tax	178,000	(238,517)
Less: Comprehensive income (loss) attributable to non-controlling interests	113,648	(132,950)
Comprehensive income (loss) attributable to TKO Group Holdings, Inc.	$64,352	$(105,567)

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2025
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2024	81,203	$1	89,617	$1	$4,385,297	$(2,548)	$(291,728)	$4,091,023	$6,029,977	$10,121,000
Comprehensive income (loss)	—	—	—	—	—	5,943	60,511	66,454	111,546	178,000
Distributions to members	—	—	—	—	—	—	—	—	(44,338)	(44,338)
Net transfers from parent	—	—	—	—	—	—	—	—	(221,010)	(221,010)
Contributions from parent	—	—	—	—	—	—	—	—	72,719	72,719
Stock issuances and other, net	528	—	26,542	—	23,539	—	—	23,539	—	23,539
Equity-based compensation	—	—	—	—	24,647	—	—	24,647	—	24,647
Cash dividends declared ($0.38 per share for Class A shareholders)	—	—	—	—	(31,058)	—	—	(31,058)	—	(31,058)
Equity impacts arising from changes in ownership	—	—	—	—	49,507	—	—	49,507	—	49,507
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(33,833)	(28,279)	—	(62,112)	62,112	—
Balance, March 31, 2025	81,731	$1	116,159	$1	$4,418,099	$(24,884)	$(231,217)	$4,162,000	$6,011,006	$10,173,006

	Three Months Ended March 31, 2024
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance, December 31, 2023	82,293	$1	89,617	$1	$4,244,537	$(332)	$(135,227)	$4,108,980	$6,330,709	$10,439,689
Other comprehensive (loss) income	—	—	—	—	—	(1,727)	(103,840)	(105,567)	(114,425)	(219,992)
Distributions to investors	—	—	—	—	(302)	—	—	(302)	(569)	(871)
Net transfers from parent	—	—	—	—	—	—	—	—	9,039	9,039
Stock issuances and other, net	127	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	27,435	—	—	27,435	—	27,435
Principal stockholder contributions	—	—	—	—	1,492	—	—	1,492	—	1,492
Equity reallocation between controlling and non-controlling interests	—	—	—	—	2,739	—	—	2,739	(2,739)	—
Balance, March 31, 2024	82,420	$1	89,617	$1	$4,275,901	$(2,059)	$(239,067)	$4,034,777	$6,222,015	$10,256,792

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$165,556	$(234,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,535	122,069
Amortization and impairments of content costs	6,205	8,290
Amortization and write-off of original issue discount and deferred financing cost	625	2,689
Loss on sale of investments	3,399	—
Equity-based compensation	30,271	32,180
Income taxes	9,438	(12,886)
Other, net	377	629
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(57,641)	(68,920)
Other current assets	(11,864)	(21,630)
Other noncurrent assets	1,695	(89,418)
Accounts payable and accrued liabilities	(199,568)	199,810
Deferred revenue	1,659	(44,933)
Other liabilities	112,137	151,446
Net cash provided by operating activities	162,824	44,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(27,285)	(37,356)
Investments in affiliates, net	(11,000)	(16,479)
Due from parent	—	(1,341)
Proceeds from sales of property and equipment	5,797	89
Proceeds from sales of investments	1,500	—
Net cash used in investing activities	(30,988)	(55,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(11,026)	(10,104)
Payments of contingent consideration related to acquisitions	—	(567)
Net transfers to parent	(122,525)	(2,367)
Contributions from parent	23,276	—
Distributions to members	(44,338)	—
Dividends paid	(31,058)	—
Distributions of non-controlling interests	—	(227)
Net cash used in financing activities	(185,671)	(13,265)

Effects of exchange rate movements on cash	5,200	(3,828)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(48,635)	(27,307)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	678,083	371,846
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$629,448	$344,539
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$52,832	$64,320
Cash payments for income taxes	$10,509	$6,467
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures included in current liabilities	$3,211	$29,433
Capital contribution from parent	$49,443	$2,790
Accretion of redeemable non-controlling interests	$(2,102)	$—
Principal stockholder contributions	$—	$1,492

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS

TKO is a premium sports and entertainment company that operates leading combat sports and sports entertainment brands. The Company monetizes its media and content properties through four principal activities: (i) Media rights, production and content, (ii) Live events and hospitality, (iii) Partnerships and marketing and (iv) Consumer products licensing and other.

TKO Formation

TKO Group Holdings, Inc. (the “Company” or “TKO”) was incorporated as a Delaware corporation in March 2023, under the name New Whale Inc., and was formed for the purpose of facilitating the business combination of the Ultimate Fighting Championship (“UFC”) and World Wrestling Entertainment, LLC (f/k/a World Wrestling Entertainment, Inc.) (“WWE”) businesses under TKO Operating Company, LLC (f/k/a Zuffa Parent, LLC) (“Zuffa” or “TKO OpCo”), which owns and operates the UFC and WWE businesses (the “Transactions”), as contemplated within the Transaction Agreement, dated as of April 2, 2023, by and among Endeavor Group Holdings, Inc. (“EGH”), Endeavor Operating Company, LLC (“Endeavor OpCo”), TKO OpCo, WWE, TKO, and Whale Merger Sub Inc. (the “Transaction Agreement”). On September 12, 2023, the TKO Transactions were completed with the newly-formed TKO combining the UFC and WWE businesses. TKO OpCo is the accounting acquirer and predecessor to TKO. Under the terms of the Transaction Agreement, at the time of the transaction, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest in the operating subsidiary on a fully diluted basis, TKO OpCo, which owns all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully diluted basis and (2) a 100% economic interest in TKO, which in turn held a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

Endeavor Asset Acquisition

On February 28, 2025, TKO OpCo and TKO Group Holdings, Inc., (together with TKO OpCo, the “TKO Parties”), completed the acquisition of the IMG business, including certain businesses operating under the IMG brand (collectively referred to as the “IMG Business”), On Location, and the Professional Bull Riders (“PBR”), (collectively, the "Acquired Businesses"), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”) (the “Endeavor Asset Acquisition”). In connection with the Endeavor Asset Acquisition Agreement, the TKO Parties acquired the Acquired Businesses for total consideration of approximately $3.25 billion plus a $50 million purchase price adjustment (based on the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024). Endeavor Group Holdings, Inc. received approximately 26.54 million common units of TKO OpCo and subscribed for an equivalent number of corresponding shares of TKO Class B common stock.

On February 28, 2025, prior to the close of the Endeavor Asset Acquisition, EGH, through its subsidiaries, had controlled approximately 54% of the voting interests in TKO through its ownership of both TKO Class A common stock and TKO Class B common stock. Upon consummation of the Endeavor Asset Acquisition, Endeavor Group Holdings, Inc., through its subsidiaries, controlled approximately 61% of the voting interest in TKO. The Endeavor Asset Acquisition was treated as a merger between entities under common control, due to EGH's control of both TKO and the Acquired Businesses. As a result of the common control acquisition, the net assets of the Acquired Businesses were combined with those of TKO at their historical carrying amounts, and the financial statements have been retrospectively recast on a combined basis for all historical periods prior to February 28, 2025, because they were under common control for all periods presented.

Endeavor Take-Private Transaction

On March 24, 2025, Silver Lake and its affiliates completed the previously announced acquisition (the “Endeavor Acquisition” or "Endeavor Take-Private Transaction") of EGH, as described in a Current Report on Form 8-K filed by EGH on March 24, 2025. As a result of the consummation of the Endeavor Take-Private Transaction, Silver Lake, through its ownership of Endeavor Group Holdings, Inc. and its subsidiaries, controls TKO. As of the effective time thereof, Silver Lake and its affiliates beneficially own approximately 61% of the total voting securities of the Company. The Endeavor Acquisition does not constitute a “Change in Control” under, and as defined in, the First Lien Credit Agreement dated as of August 18, 2016, by and among Zuffa Guarantor, LLC, UFC Holdings, LLC (n/k/a TKO Worldwide Holdings, LLC), the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, as previously amended and restated, or a “Change of Control” under, and as defined in, the Company’s 2023 Incentive Award Plan.

Financial results and information included in the accompanying interim consolidated financial statements include the financial results and information of TKO Group Holdings, Inc., and its consolidated subsidiaries. See Note 2, Summary of

Significant Accounting Policies - Basis of Presentation, for further details on the presentation of the accompanying financial statements as a result of the Endeavor Asset Acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. These financial statements should be read in conjunction with the audited recast combined financial statements and accompanying notes with respect to the fiscal years ended December 31, 2024, 2023 and 2022, giving effect to the Endeavor Asset Acquisition as if such transaction had been consummated on January 1, 2022, the beginning of the earliest period presented. The Company filed its audited recast combined financial statements for the year ended December 31, 2024 in a separate filing on Form 8-K on May 8, 2025. The Company filed its audited recast combined financial statements for the years ended December 31, 2023 and 2022 on Form 8-K on March 19, 2025. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments (including required common control recast adjustments discussed below), necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

Combined Financial Statements for Historical Recast Periods:

The historical periods included in the accompanying interim financial statements have been retrospectively recast to reflect the Company's February 28, 2025 common control acquisition of the Acquired Businesses from Endeavor Group Holdings, Inc. and its subsidiaries. As such, the financial statements for periods prior to the acquisition reflect the combined results of the Company and the Acquired Businesses as if they had been part of the Company during the historical periods under common control.

The historical financial data of the Acquired Businesses included in the historical recast periods has been derived from the historical combined financial statements and accounting records of Endeavor Group Holdings, Inc. and were prepared on a standalone basis in accordance with GAAP and may not be indicative of what they would have been had the Acquired Businesses been independent standalone companies, nor are they necessarily indicative of the Acquired Businesses’ future financial data.

The Acquired Businesses include Endeavor Group Holdings Inc.’s consolidated assets and liabilities that are specifically identifiable or otherwise attributable to the Acquired Businesses, including subsidiaries and/or joint ventures relating to the Acquired Businesses in which Endeavor Group Holdings, Inc. had a controlling financial interest. The assets, liabilities, revenue and expenses of the Acquired Businesses have been reflected in the recast combined financial statements on a historical cost basis, as included in the consolidated financial statements of Endeavor Group Holdings, Inc., using the historical accounting policies applied by Endeavor Group Holdings, Inc. Cash and cash equivalents held by Endeavor Group Holdings, Inc. at the corporate level were not attributable to the Acquired Businesses for any of the recast periods presented due to EGH's centralized approach to cash management and the financing of its operations. Only cash amounts held by entities for which the Acquired Businesses have legal title are reflected in the combined balance sheets. Transfers of cash, both to and from Endeavor Group Holdings, Inc’s centralized cash management system, are reflected as a component of net parent investment in the combined balance sheets and as financing activities in the accompanying combined statements of cash flows for recast periods prior to the TKO formation on September 12, 2023. Endeavor Group Holdings, Inc.’s debt on a consolidated basis was not attributed to the Acquired Businesses for any of the periods presented because Endeavor Group Holdings Inc.’s borrowings are not the legal obligation of the Acquired Businesses.

The combined financial statements of the Acquired Businesses include all revenues and costs directly attributable to the Acquired Businesses and reflect allocations of certain of Endeavor Group Holdings, Inc.'s corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, events and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount and gross profit, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Acquired Businesses during the periods presented. The allocations may not, however, reflect the expense the Acquired Businesses would have incurred as standalone companies for the periods presented. These costs also may not be indicative of the expenses that the Acquired Businesses will incur in the future or would have incurred if the Acquired Businesses had obtained these services from a third party.

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company ultimately controls the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of March 31, 2025, the Company owned 41.3% of TKO OpCo.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying disclosures.

Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the allowance for doubtful accounts, recoverability of deferred costs, content cost amortization and impairment, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of the Company’s reporting units and the assessment of goodwill, other intangible assets and long-lived assets for impairment, determination of useful lives of intangible assets and long-lived assets acquired, the fair value of equity-based compensation, leases, income taxes and contingencies.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU requires that a joint venture apply a new basis of accounting upon formation. The amendments in this update were effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with an option to apply the amendments retrospectively. Early adoption was permitted in any interim or annual period in which financial statements had not yet been issued. The Company adopted this guidance on January 1, 2025, with no material effect on the Company’s financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance for the year ended December 31, 2024 on a retrospective basis. See Note 17, Segment Information, for further detail.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that an entity annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate) as well as income taxes paid disaggregated by jurisdiction. The amendments in this Update were effective for all entities for fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025 with no effect on the Company's financial position or results of operations, and expects to include the disclosures required by this ASU in its Annual Report on Form 10-K for the year ending December 31, 2025.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This ASU amends the Accounting Standards Codification (“ASC”) to remove references to various FASB Concepts Statements to simplify the ASC and draw a distinction between authoritative and nonauthoritative literature. The amendments in this update apply to all reporting entities within the scope of the affected accounting guidance, and were effective for public entities for fiscal years beginning after December 15, 2024. Early adoption was permitted in any interim or annual period in which financial statements had not yet been issued. The Company adopted this guidance on January 1, 2025, with no material effect on the Company's financial position or results of operations.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01, Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. This ASU improves expense disclosures by requiring disclosure of additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The amendments in this update, as clarified, are effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the distribution of content, (ii) ticket sales at live events, hospitality sales and site fees, (iii) partnerships and marketing, and (iv) consumer product licensing and other.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	For the Three Months Ended March 31, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$224,097	$251,615	$161,306	$3,308	$640,326
Live events and hospitality	58,623	76,279	288,386	33,393	456,681
Partnerships and marketing	64,344	25,577	22,335	12,113	124,369
Consumer products licensing and other	12,683	38,069	4,241	5,563	60,556
Eliminations	—	—	—	—	(13,132)
Total revenue	$359,747	$391,540	$476,268	$54,377	$1,268,800

	For the Three Months Ended March 31, 2024
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$214,462	$221,107	$177,481	$6,193	$619,243
Live events and hospitality	35,277	50,192	353,146	30,020	468,635
Partnerships and marketing	48,603	13,815	12,978	10,881	86,277
Consumer products licensing and other	14,648	31,607	6,047	5,135	57,437
Eliminations	—	—	—	—	(9,144)
Total revenue	$312,990	$316,721	$549,652	$52,229	$1,222,448

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year for their initial term prior to opt-out provisions with unsatisfied or partially satisfied performance obligations as of March 31, 2025 (in thousands):

Remainder of 2025	$2,074,248
2026	1,752,670
2027	1,544,755
2028	1,359,318
2029	1,040,854
Thereafter	392,362
Total remaining performance obligations	$8,164,207

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2025 and 2024, respectively.

Contract Liabilities (Deferred Revenues)

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. The Company’s deferred revenue balance primarily relates to advance payments received related to its content distribution rights agreements, live event and hospitality arrangements, consumer product licensing agreements and partnerships and marketing arrangements, as well as memberships for the Company’s subscription services. Deferred revenue is included in the current liabilities section and in other long-term liabilities in the consolidated balance sheets. Total deferred revenue as of March 31, 2025 was $457.0 million. Total deferred revenue as of December 31, 2024 was $470.7 million, of which $270.8 was recognized as revenues during the three months ended March 31, 2025.

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

As of March 31, 2025, property, buildings and equipment totaled $924.8 million, with accumulated depreciation of $304.1 million. As of December 31, 2024, property, buildings and equipment totaled $909.1 million, with accumulated depreciation of $279.2 million. Depreciation expense for property, buildings and equipment totaled $23.0 million and $25.4 million for the three months ended March 31, 2025 and 2024, respectively.

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	As of	Charged to			As of
	December 31,	Costs and		Foreign Exchange	March 31,
	2024	Expenses	Deductions	and Other	2025
Three Months Ended March 31, 2025	$20,639	$1,131	$(991)	$2,041	$22,820

Other current assets

The following is a summary of other current assets (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Prepaid taxes	$82,628	$68,345
Amounts due from the Group (Note 18)	49,282	30,450
Prepaid event and production-related costs	36,594	29,236
Other current receivables	35,818	20,825
Prepaid expenses	13,670	12,906
Prepaid insurance	11,128	9,772
Ticket inventory	6,527	46,208
Assets held for sale	—	4,458
Other	36,748	25,910
Total	$272,395	$248,110

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Accrued operating expenses	$151,393	$127,369
Legal settlements (Note 16)	125,000	250,000
Event and production-related costs	73,633	43,586
Payroll-related costs	57,204	153,014
Legal and professional fees	31,876	27,797
Interest	19,448	20,817
Accrued capital expenditures	3,257	11,699
Other	37,301	35,950
Total	$499,112	$670,232

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no dispositions or impairments to goodwill during the three months ended March 31, 2025 and 2024. The change in the carrying amount of goodwill during the period ended March 31, 2025 relates to the impact of foreign exchange rates.

Intangible Assets, net

Amortization of finite-lived intangible assets was $71.9 million and $90.9 million, during the three months ended March 31, 2025 and 2024, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Equity method investments	$84,065	$79,934
Nonmarketable equity investments without readily determinable fair values	26,763	21,205
Nonmarketable equity investments with readily determinable fair values	76	76
Total investment securities	$110,904	$101,215

Equity Method Investments

In July 2024, the Company paid $15.0 million in exchange for an approximately 5% ownership stake in EverPass, LLC, which owns a live sports media platform that assists in distributing live sports and entertainment content to bars, restaurants, hotels and other commercial venues. The Company also made additional pro rata capital contributions of $2.0 million in September 2024 and $10.5 million in February 2025.

In March 2025, the Company entered into a joint venture with Sela Company and Ruby PR to launch a global boxing promotion business. Sela Company and Ruby PR collectively hold a majority of the common equity units, while TKO was granted profit interests, subject to vesting upon the achievement of certain future milestones. TKO will also provide executive and operational services to the joint venture under a services agreement with an annual fee over an initial five-year term. No amounts were recorded as of March 31, 2025 related to the investment in this joint venture.

The Company recognized equity earnings of $2.5 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively, from its equity method investments. During the three months ended March 31, 2025 and March 31, 2024, the Company received distributions of $3.7 million and $1.4 million, respectively, from these equity method investments. During the three months ended March 31, 2025, the Company recorded a net loss on sale of equity method investments of $4.7 million and received proceeds of $1.5 million. The Company did not sell equity method investments during the three months ended March 31, 2024.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of March 31, 2025 and December 31, 2024, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on its nonmarketable equity investments during the three months ended March 31, 2025 and 2024. In addition, there were no observable price change events that were completed during the three months ended March 31, 2025 and 2024.

The fair value measurements of the Company’s nonmarketable equity investments without readily determinable fair values are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For equity investments without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes.

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	March 31,	December 31,
	2025	2024
First Lien Term Loan (due November 2031)	$2,743,125	$2,750,000
Secured Commercial Loans	29,867	30,267
Notes payable	2,902	4,800
Total principal	2,775,894	2,785,067
Unamortized discount	(8,115)	(10,154)
Unamortized debt issuance cost	(12,252)	(12,631)
Total debt	2,755,526	2,762,282
Less: Current portion of long-term debt	(27,010)	(26,977)
Total long-term debt	$2,728,516	$2,735,305

First Lien Term Loan (due November 2031)

As of March 31, 2025 and December 31, 2024, the Company had $2.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”), by and among Zuffa Guarantor, LLC ("Zuffa Guarantor"), UFC Holdings, LLC ("UFC Holdings"), as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO Operating Company, LLC and TKO Group Holdings, Inc. are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor and UFC Holdings. On November 21,

2024 (the “Credit Agreement Closing Date”), UFC Holdings entered into the Fifth Refinancing Amendment (the “Credit Agreement Amendment”) to the First Lien Credit Agreement (as previously amended and/or restated, the “Existing Credit Agreement” and, as further amended by the Credit Agreement Amendment, the “Credit Agreement”).

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

The New Term Loans accrue interest at an annual interest rate equal to Term Secured Overnight Financing Rate ("SOFR") plus 2.25%, with a SOFR floor of 0.00%, which totaled 6.58% as of March 31, 2025. The New Term Loans include 1% principal amortization payable in equal quarterly installments, with any remaining balance payable on the final maturity date of November 21, 2031.

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

As of March 31, 2025 and December 31, 2024, there was no outstanding balance under the New Revolving Credit Facility.

The New Revolving Credit Facility contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ending June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. Prior to the Credit Agreement Closing Date, Zuffa Guarantor was required to maintain a First Lien Leverage Ratio of no more than 6.5-to-1. Pursuant to the terms of the Credit Agreement Amendment, following the Credit Agreement Closing Date, the Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the New Revolving Credit Facility is (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the New Revolving Credit Facility. Prior to the Credit Agreement Closing Date, this applicable testing condition was thirty-five percent of the borrowing capacity of the Existing Revolving Credit Facility. This covenant did not apply as of March 31, 2025 and December 31, 2024, as the Company had no borrowings outstanding under the New Revolving Credit Facility.

UFC Holdings had outstanding letters of credit of $11.1 million as of March 31, 2025 and none as of December 31, 2024.

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

The estimated fair values of the Company’s New Term Loans are based on quoted market values for the debt. As of March 31, 2025 and December 31, 2024, the face amount of the Company’s New Term Loans and Existing Term Loans approximates its fair value.

Secured Commercial Loans

As of March 31, 2025 and December 31, 2024, the Company had $29.9 million and $30.3 million, respectively, of secured loans outstanding, which were entered into in October 2018 in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except one of the Loan Agreements is secured by a deed of trust for the UFC’s headquarters building located at 6650 S. Torrey Pines Drive, Las Vegas, Nevada and underlying land and the other Loan Agreement is secured by a deed of trust for a building located at 6650 El Camino Road, Las Vegas, Nevada and its adjacent land. In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Secured Commercial Loans contain a financial covenant that requires the Company to maintain a minimum Debt Service Coverage Ratio of Adjusted EBITDA to Debt Service, as defined in the applicable loan agreements, of 1.15-to-1 as measured on an annual basis. As of March 31, 2025 and December 31, 2024, the Company was in compliance with its financial debt covenant under the Secured Commercial Loans.

9. FINANCIAL INSTRUMENTS

Secured Commercial Loans Interest Rate Swap

The Company has an interest rate swap designated as a cash flow hedge of interest rate risk on its variable rate debt related to the Secured Commercial Loans. The fair value of the swap was $0.3 million and $0.7 million as of March 31, 2025 and December 31, 2024, respectively, and was included in other assets in the consolidated balance sheets. The total change in fair value of the swap’s asset position included in accumulated other comprehensive income was an increase of $0.4 million and $0.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The Company reclassified less than $0.1 million during both the three months ended March 31, 2025 and March 31, 2024, representing the amortization of the cash flow hedge fair value to net income.

Forward Foreign Exchange Contracts

The Company enters into forward foreign exchange contracts to economically hedge certain foreign currency exposures. These contracts are not designated as cash flow hedges. For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded net gains (losses) of $0.1 million and ($0.2) million for the three months ended March 31, 2025 and March 31, 2024, respectively. These amounts were included in other expense, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded net gains (losses) of ($0.4) million and $0.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively, in other expense, net in the consolidated statements of operations

10. STOCKHOLDERS’ EQUITY

Endeavor Share Purchases

During the three months ended March 31, 2025, Endeavor OpCo purchased 1,897,650 shares of TKO Class A common stock for an aggregate amount of $300.9 million under EGH and its subsidiaries' 10b5-1 trading plan for the Company. The trading plan was terminated on February 14, 2025.

Endeavor Asset Acquisition — Equity Consideration

On February 28, 2025, as consideration paid in connection with the Endeavor Asset Acquisition, the Company issued approximately 26.54 million Common Units of TKO OpCo and an equivalent number of corresponding shares of TKO Class B common stock to Endeavor OpCo and certain of EGH's other subsidiaries. The equity consideration increased the nonredeemable non-controlling interest in TKO OpCo, with a corresponding increase to additional paid-in capital.

Capital Return Program

On October 24, 2024, the Company announced that its board of directors had authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend program pursuant to which holders of TKO's Class A common stock would receive their pro rata share of approximately $75 million in quarterly distributions to be made by TKO OpCo.

The Company will determine at its discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and the Company is not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, and may be modified, suspended, or discontinued at any time.

On February 13, 2025, the Company’s board of directors declared its inaugural quarterly cash dividend to holders of Class A common stock in the amount of $0.38 per share, which was paid on March 31, 2025 to stockholders of record as of March 14, 2025. The dividend represented a pro rata distribution of approximately $75 million from TKO OpCo to its equityholders, of which TKO used its portion to fund the cash dividend to its Class A common stockholders. No dividend was declared or paid on the Company’s Class B common stock, which does not have economic rights.

Net Parent Investment and Accumulated Other Comprehensive Loss

In connection with the Endeavor Asset Acquisition of the Acquired Businesses on February 28, 2025, and the retrospective combination of their results with TKO beginning on September 12, 2023 (the date of TKO’s formation), the portion of net parent investment related to the Acquired Businesses as of September 12, 2023, totaling $1,552.1 million, was reclassified to nonredeemable non-controlling interest. Similarly, the portion of accumulated other comprehensive loss attributable to the Acquired Businesses as of that date, totaling $67.8 million, was also reclassified to nonredeemable non-controlling interest. These reclassifications reflect that TKO Class A common stockholders did not have an economic interest in the Acquired Businesses' historical activity prior to the closing date of the Endeavor Asset Acquisition. Following the close of the Endeavor Asset Acquisition on February 28, 2025, the balance of nonredeemable non-controlling interest related to the Acquired Businesses continues to represent Endeavor Group Holdings, Inc.'s and its subsidiaries' retained economic interest, but is now held through TKO OpCo. As of March 31, 2025, this balance reflects Endeavor Group Holdings, Inc.' and its subsidiaries' ownership in TKO OpCo, which is exchangeable for shares of TKO Class A common stock.

TKO Ownership Interests

As of March 31, 2025, the Company owned 41.3% of TKO OpCo and EGH and its subsidiaries owned 58.7% of TKO OpCo.

As of March 31, 2025, EGH and its subsidiaries collectively controlled 60.9% of the voting interests in TKO through their ownership of both TKO Class A common stock and TKO Class B common stock.

11. NON-CONTROLLING INTERESTS

Nonredeemable Non-Controlling Interest in the Acquired Businesses

For periods prior to the business acquisition of WWE on September 12, 2023, nonredeemable non-controlling interest represents the component of equity in the Acquired Businesses’ subsidiaries held by third parties.

Nonredeemable Non-Controlling Interest in TKO OpCo

In connection with the business acquisition of WWE on September 12, 2023, the Company became the sole managing member of TKO OpCo and, as a result, consolidates the financial results of TKO OpCo. The Company reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. Beginning on September 12, 2023, in connection with the Endeavor Asset Acquisition, the nonredeemable non-controlling interest balance also includes the carrying amount of the Acquired Businesses’ net parent investment and accumulated other comprehensive loss. TKO OpCo’s operating agreement provides that holders of membership interests in TKO OpCo (“Common Units”) may, from time to time, require TKO OpCo to redeem all or a portion of their Common Units (and an equal number of shares of TKO Class B common stock) for cash or, at the Company’s option, for shares of TKO Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of Common Units, increasing the total ownership interest in TKO OpCo. Changes in the ownership interest in TKO OpCo while the Company retains its controlling interest in TKO OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Common Units in TKO OpCo by the other members of TKO OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and six months after the consummation of the investment. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of March 31, 2025 and December 31, 2024, the estimated redemption value was $21.9 million.

The changes in carrying value of the redeemable non-controlling interest were as follows (in thousands):

Balance — December 31, 2023	$11,594
Net income attributable to non-controlling interest holders	760
Accretion	—
Balance — March 31, 2024	$12,354

Balance — December 31, 2024	$21,864
Net income attributable to non-controlling interest holders	2,102
Accretion	(2,102)
Balance — March 31, 2025	$21,864

12. EQUITY-BASED COMPENSATION

Equity-based compensation expense, which is included within direct operating costs and selling, general and administrative expenses on the Company’s consolidated statements of operations, consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
EGH 2021 Plan	$2,121	$2,790
Replacement Awards under WWE 2016 Plan	6,245	8,622
TKO 2023 Plan	21,136	18,813
Other awards (1)	769	1,955
Equity-based compensation expense	$30,271	$32,180

(1)
Represents equity-based compensation expense related to awards granted under historical compensation plans of the Acquired Businesses.

In connection with the Endeavor Asset Acquisition, the Company converted each equity award of restricted stock units (“RSUs”) held by employees of the Acquired Businesses into TKO RSUs of equal value and vesting conditions. The value of these was determined using the closing price of TKO Class A common stock on the day of the closing of the Endeavor Asset Acquisition. Effective March 1, 2025, equity-based compensation expense associated with these awards is included as part of the TKO 2023 Plan in the table above.

Upon the close of the Endeavor Asset Acquisition, the Company issued 160,455 shares of TKO Class A common stock for an aggregate value of $23.5 million to NFL Properties LLC, as set forth in the Endeavor Asset Acquisition Agreement (such shares, the "NFLP Shares"). Two-thirds of the NFLP Shares will be issued with restrictive legends that prohibit NFLP from transferring (i) one-third of the NFLP Shares on or before the 18-month anniversary of the consummation of the Endeavor Asset Acquisition and (ii) one-third of the NFLP Shares on or before the 36-month anniversary of the consummation of the Endeavor Asset Acquisition. During the three months ended March 31, 2025, the Company recorded equity-based compensation expenses of approximately $1.9 million associated with the issuance of the NFLP Shares, which are included within direct operating costs in the Company's consolidated statements of operations.

In January 2024, WWE entered into an Independent Services Contractor and Merchandising Agreement (the “DJ Services Agreement”) with Dwayne Johnson, a member of the Company’s board of directors, pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. See Note 18, Related Party Transactions, for further discussion. As consideration for Mr. Johnson’s services provided under the DJ Services Agreement, the Company granted Mr. Johnson RSUs for an aggregate value of $30.0 million under the TKO 2023 Plan. During the three months ended March 31, 2025 and March 31, 2024, the Company recorded equity-based compensation expenses of approximately $1.0 million and $9.0 million, respectively, associated with these RSUs, which are included within direct operating costs in the Company’s consolidated statements of operations.

13. EARNINGS PER SHARE ("EPS")

Basic earnings per share is calculated utilizing net income (loss) available to common stockholders of the Company during the three months ended March 31, 2025 and 2024, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income (loss) available to common stockholders by the diluted weighted average shares outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (refer to Note 12, Equity-based Compensation) were anti-dilutive during the three months ended March 31, 2024.

The historical earnings per share amounts for periods prior to the close of the Endeavor Asset Acquisition on February 28, 2025 have not been retrospectively adjusted. This is because TKO’s Class A common stockholders did not have a claim on the results of the Acquired Businesses prior to that date. The consideration issued in the transaction consisted solely of TKO OpCo common units and an equivalent number of corresponding shares of TKO Class B common stock, which do not share in the earnings of TKO Group Holdings, Inc. and are therefore excluded from basic EPS. However, shares of TKO Class B common stock are exchangeable, on a one-for-one basis, into shares of TKO Class A common stock at the option of the holder. As a result, shares of TKO Class B common stock are considered potentially dilutive and are included in the calculation of diluted EPS under the if-converted method, but only to the extent they are dilutive to Class A common shareholders. For periods after the Endeavor Asset Acquisition close date, the impact of shares of TKO Class B common stock on diluted EPS will be evaluated based on their dilutive effect, if any, in the respective reporting period.

The following table presents the computation of basic and diluted net earnings (loss) per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss) attributable to TKO Group Holdings, Inc.	$58,408	$(103,840)
Effect of dilutive securities:
Adjustment to net income attributable to TKO Group Holdings, Inc. from the assumed conversion of Class B shares	65,993	—
Net income (loss) attributable to TKO Group Holdings, Inc. used in computing diluted earnings (loss) per share	$124,401	$(103,840)

Denominator
Weighted average Class A Common Shares outstanding - Basic	81,571,149	82,351,654
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	1,190,529	—
Additional shares from the assumed conversion of Class B shares	98,759,040	—
Weighted average number of shares used in computing diluted earnings (loss) per share	181,520,718	82,351,654

Basic earnings (loss) per share	$0.72	$(1.26)
Diluted earnings (loss) per share	$0.69	$(1.26)

Securities that are anti-dilutive this period
Unvested RSUs	99,181	2,411,618
Unvested PSUs	—	317,376
TKO Class B Common Shares	—	89,616,891

14. INCOME TAXES

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. ultimately controls the business affairs of TKO OpCo. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax, other than entity-level income taxes in certain U.S. state and local jurisdictions. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes, and TKO OpCo’s U.S. subsidiaries are subject to foreign withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. For the periods prior to the Endeavor Asset Acquisition, the Acquired Businesses primarily consisted of U.S. flow through entities not subject to tax as well as some foreign subsidiaries and U.S. regarded corporations subject to entity level taxes. Income taxes related to the Acquired Businesses reflected in the combined tax provision are attributable to U.S. regarded entities and foreign entities subject to tax in their respective jurisdictions.

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. During the three months ended March 31, 2024, the Company treated the preliminary legal settlement related to UFC antitrust lawsuit of $335 million (increased to $375.0 million on September 26, 2024), as described in Note 16, Commitments and Contingencies, discretely. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three months ended March 31, 2025 and 2024, respectively, adjusted for discrete items as noted.

The provision for (benefit from) income taxes for the three months ended March 31, 2025 and 2024 was $21.2 million and $(5.7) million, respectively, based on pretax income (loss) of $184.2 million and $(243.0) million, respectively. The effective tax rate was 11.5% and 2.4% for the three months ended March 31, 2025 and 2024, respectively. The tax provision for the three months ended March 31, 2025 differs from tax benefit in the same period in 2024 primarily due to the preliminary legal settlement related to the UFC antitrust lawsuit of $335.0 million that resulted in the recognition of discrete tax benefits of $39.6 million during the three months ended March 31, 2024. Any tax balances reflected on the Company’s consolidated balance sheets as of March 31, 2025 will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2025.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, non-controlling interest, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of March 31, 2025 and December 31, 2024, the Company had unrecognized tax benefits of $36.0 million and $38.0 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) on the Company's consolidated statement of operations. Accrued interest and penalties of $14.4 million and $12.9 million are included as a component of the related tax liabilities on the Company's consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. Of the $50.4 million combined unrecognized tax benefits and accrued interest and penalties as of March 31, 2025, $47.9 million is subject to an offsetting indemnity asset, as set forth in the Endeavor Asset Acquisition Agreement, which is included as a component of Other assets on the Company's consolidated balance sheets and a corresponding contribution from members on the statement of stockholders' equity.

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

Other Matters

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). Various jurisdictions have adopted or are in the process of enacting legislation to adopt GloBE rules and other countries are expected to adopt GloBE rules in the future. While changes in tax laws in the various countries in which the Company operates can negatively impact the Company’s results of operations and financial position in future periods, the Company’s impact related to the adoption of the GloBE rules was not material to the Company’s consolidated financial position.

15. RESTRUCTURING CHARGES

During 2023 and 2024, the Company initiated a cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC following the formation of TKO. During the first quarter of 2025, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of the Acquired Businesses. The Company recorded restructuring charges of $1.5 million and $11.6 million for the three months ended March 31, 2025 and 2024, respectively, related to these programs. These amounts include equity-based compensation expenses of $2.4 million for the three months ended March 31, 2024. These restructuring charges are recorded in accrued liabilities and additional paid-in-capital on the consolidated balance sheets and within direct operating costs and selling, general and administrative expenses in the consolidated statements of operations, respectively.

Changes in the Company’s restructuring liability through March 31, 2025 were as follows (in thousands):

Balance — December 31, 2024	$3,232
Restructuring charges (excluding equity-based compensation expense)	1,519
Payments	(1,572)
Balance — March 31, 2025	$3,179

16. COMMITMENTS AND CONTINGENCIES

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

On October 23, 2024, five unnamed plaintiffs filed a lawsuit against Mr. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former World Wrestling Federation ring announcer during the 1980s. On April 28, 2025, plaintiffs filed an amended complaint adding three unnamed plaintiffs, but no new defendants.

On November 17, 2023, a purported former stockholder of WWE, Laborers’ District Council and Contractors’ Pension Fund of Ohio (“Laborers”), filed a verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware (“Delaware Court”), captioned Laborers District Council and Contractors’ Pension Fund of Ohio v. McMahon, C.A. No. 2023-1166-JTL (“Laborers Action”). On November 20, 2023, another purported former WWE stockholder, Dennis Palkon, filed a verified class action complaint on behalf of himself and similarly situated former WWE stockholders in the Delaware Court, captioned Palkon v. McMahon, C.A. No. 2023-1175-JTL (“Palkon Action”). The Laborers and Palkon Actions allege breach of fiduciary duty claims against former WWE directors Mr. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III (collectively, the “Individual Defendants”), arising out of the TKO Transactions. On April 24, 2024, the City of Pontiac Reestablished General Employees’ Retirement System (“Pontiac”), a purported former stockholder of WWE, filed another verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Delaware Court captioned City of Pontiac Reestablished General Employees’ Retirement System v. McMahon, C.A. No. 2024-0432 (“Pontiac Action”). The Pontiac Action similarly alleges breach of fiduciary duty claims against the Individual Defendants and added claims against WWE and TKO for denying stockholders their appraisal rights under DGCL § 262, as well as claims against EGH for aiding and abetting the alleged breaches of fiduciary duties and for civil conspiracy to violate DGCL § 262. On May 2, 2024, the Court entered an order consolidating the Laborers, Palkon and Pontiac actions under the caption In re World Wrestling Entertainment, Inc. Merger Litigation, C.A. No. 2023-1166-JTL (“Consolidated Action”). On August 8, 2024, the Delaware Court appointed the Laborers and Palkon plaintiffs as co-lead plaintiffs, and the co-lead plaintiffs subsequently designated the Palkon complaint as operative. As a result, WWE, TKO and EGH are no longer defendants. On October 24, 2024, the Delaware Court entered a stipulation dismissing all claims against Messrs. Koonin and Riddick, who, therefore, are no longer defendants. The remaining Individual Defendants filed answers to the complaint on October 28, 2024 and discovery is currently underway.

IMG Legal Proceedings

In July 2017, the Italian Competition Authority (“ICA”) issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including IMG. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. IMG investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined IMG approximately EUR 0.3 million. As part of its decision, the ICA acknowledged IMG's cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs (the “Original Plaintiffs”) and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or “Lega Nazionale,” and together with the three clubs, the “Plaintiffs”) each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants deriving from the lower value of the media rights in amounts totaling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,750 million relating to Lega Nazionale, along with attorneys’ fees and costs. Since December 2020, four additional clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim damages deriving from the lower value of the media rights in amounts in the aggregate totaling EUR 251.5 million. The Original Plaintiffs and these four additional clubs are also seeking additional damages relating to alleged lost profits and additional charges, quantified in the fourth quarter of 2022 in amounts totaling EUR 1,675 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 284.9 million, in the case of five clubs, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other five cases. Collectively, the interventions of these 14 clubs are the “Interventions.” By judgment issued on May 8, 2024, the Court of Milan ruled that the clubs have a concurrent right to bring a claim, and Lega Nazionale is entitled to retain only 10% of the aggregate loss suffered (if any) by the clubs deriving from the lower value of the media rights. IMG reserved the right to appeal the partial ruling. In December 2022, one further football club filed a separate claim against IMG and certain other unrelated parties seeking damages from all defendants deriving from the lower value of the media rights in the amount of EUR 326.9 million, in addition to alleged additional damages relating to lost profits and additional charges which the club, with defensive brief on May 13, 2024, quantified in amounts totaling EUR 513.5 million. On December 3, 2024, this latter lawsuit was consolidated with the one brought by the Plaintiffs. IMG has defended in its submissions to date, and intends to continue to defend, against all of the damages claims, Interventions and any related claims, and management believes that IMG has meritorious defenses to these claims, including the absence of actual damage. IMG may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against IMG or settlement entered into, including with respect to claims or actions brought by other parties, will be indemnified by Endeavor Group Holdings, Inc., as set forth in the Endeavor Asset Acquisition Agreement.

17. SEGMENT INFORMATION

Prior to the Endeavor Asset Acquisition, the Company identified two reportable segments: UFC and WWE, to align with how the Company’s chief operating decision maker (the “CODM”), the Chief Executive Officer, managed the businesses, evaluated financial results, and made key operating decisions. Subsequent to the Endeavor Asset Acquisition and effective February 28, 2025, the Company identified three reportable segments: UFC, WWE and IMG to align with how the Company’s CODM manages the businesses, evaluates financial results, and makes key operating decisions. The UFC segment consists entirely of the operations of the Company's UFC business and the WWE segment consists entirely of the operations of the Company's WWE business. The IMG segment consists of the operations of the IMG Business and On Location.

The Company also reports the results for the “Corporate” group. The Corporate group reflects operations not allocated to the UFC or WWE segments and primarily consists of general and administrative expenses. As a result of the Endeavor Asset Acquisition, the Company determined that the operations of PBR would be included within the “Corporate” group which was renamed to “Corporate and Other”. The Corporate and Other group includes operations not allocated to the IMG segment which primarily consists of general and administrative expenses. These expenses largely relate to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support all reportable segments. Corporate expenses also include service fees paid by the Company to EGH and its subsidiaries related to certain corporate activities as well as certain revenue generating activities under the Services Agreement. On the closing date of the Endeavor Asset Acquisition, the Services Agreement between EGH and TKO OpCo was terminated and the Transition Services Agreement was entered into between the EGH Parties, TWI and the TKO Parties.

As disclosed within Note 2, Summary of Significant Accounting Policies, the historical financial data includes the recast combined results of TKO and the Acquired Businesses for all periods prior to February 28, 2025. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

The profitability measure employed by the Company’s CODM for allocating resources and assessing operating performance is Adjusted EBITDA. The Company defines Adjusted EBITDA as net income, excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger and acquisition costs, certain legal costs, restructuring, severance and impairment charges, and certain other items when applicable. Adjusted EBITDA includes amortization expenses directly related to supporting the operations of the Company’s segments, including content production asset amortization. The Company’s CODM considers budget-to-actual and quarter-over-quarter variances when making decisions about allocating capital and personnel to the segments. The Company believes the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view the Company’s segment performance in the same manner as the Company’s CODM to evaluate segment performance and make decisions about allocating resources. Additionally, the Company believes that Adjusted EBITDA is a primary measure used by media investors, analysts and peers for comparative purposes.

The Company does not disclose assets by segment information. The Company does not provide assets by segment information to the Company’s CODM, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment. A significant portion of the Company’s assets following the TKO Transactions are comprised of goodwill and intangible assets arising from the TKO Transactions.

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

	Three Months Ended
	March 31,
UFC:	2025	2024
Revenue	$359,747	$312,990
Direct operating costs (1)	89,672	82,315
Selling, general and administrative expenses (1)	42,682	35,592
Adjusted EBITDA	$227,393	$195,083

	Three Months Ended
	March 31,
WWE:	2025	2024
Revenue	$391,540	$316,721
Direct operating costs (1)	122,068	100,458
Selling, general and administrative expenses (1)	75,532	76,050
Adjusted EBITDA	$193,940	$140,213

	Three Months Ended
	March 31,
IMG:	2025	2024
Revenue	$476,268	$549,652
Direct operating costs (1)	325,017	378,560
Selling, general and administrative expenses (1)	77,790	89,809
Adjusted EBITDA	$73,461	$81,283

(1)
Direct operating costs and selling, general and administrative expenses included in the measure of Adjusted EBITDA for each segment excludes reconciling items included in the reconciliation of segment profitability below.

Revenue

	Three Months Ended
	March 31,
	2025	2024
UFC	$359,747	$312,990
WWE	391,540	316,721
IMG	476,268	549,652
Total revenue from reportable segments	$1,227,555	$1,179,363
Corporate and Other	54,377	52,229
Eliminations	(13,132)	(9,144)
Total revenue	$1,268,800	$1,222,448

Reconciliation of segment profitability

	Three Months Ended
	March 31,
	2025	2024
UFC	$227,393	$195,083
WWE	193,940	140,213
IMG	73,461	81,283
Total Adjusted EBITDA from reportable segments	494,794	416,579
Corporate and Other	(77,416)	(77,705)
Total Adjusted EBITDA	417,378	338,874
Reconciling items:
Equity earnings of affiliates	(2,524)	(2,807)
Interest expense, net	(44,765)	(61,177)
Depreciation and amortization	(100,535)	(122,069)
Equity-based compensation expense (1)	(30,271)	(32,180)
Merger and acquisition costs (2)	(39,772)	(520)
Certain legal costs (3)	(6,458)	(345,199)
Restructuring, severance and impairment (4)	(1,519)	(9,549)
Other adjustments (5)	(7,320)	(8,364)
Income (loss) before income taxes and equity earnings of affiliates	$184,214	$(242,991)

(1)
Equity-based compensation represents non-cash compensation expense for various awards issued under the TKO 2023 Incentive Award Plan, awards assumed in connection with the acquisition of WWE in September 2023, and awards issued under Endeavor Group Holdings, Inc.’s 2021 Plan. For the three months ended March 31, 2025 and March 31, 2024, equity-based compensation includes $1.0 million and $9.0 million, respectively, of expense associated with certain services provided by an independent contractor in the WWE segment. For the three months ended March 31, 2024, equity-based compensation includes $2.4 million of expense associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate and Other.
(2)
Includes certain costs of professional advisors related to strategic transactions, primarily the Endeavor Asset Acquisition.
(3)
Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the three months ended March 31, 2024, these costs include the preliminary legal settlement of the UFC antitrust lawsuit for $335.0 million, as described in Note 16, Commitments and Contingencies.
(4)
Includes costs resulting from the Company’s cost reduction program as described in Note 15, Restructuring Charges.
(5)
Primarily relates to losses of $6.5 million on the sale of certain equity method investments and losses on foreign exchange transactions, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters during the three months ended March 31, 2025. Primarily relates to losses on foreign exchange transactions during the three months ended March 31, 2024.

18. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), which collectively own approximately 60.9% of the voting interest in TKO as of March 31, 2025, provide various services to the Company and, upon consummation of the Transactions, such services are provided pursuant to the Services Agreement which was terminated upon consummation of the Endeavor Asset Acquisition. Additionally, the Company and EGH entered into the Transition Services Agreement effective February 28, 2025. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Event and other licensing revenues earned from the Group	$1,369	$1,186
Expenses incurred with the Group included in direct operating costs (1)	5,442	4,370
Expenses incurred with the Group included in selling, general and administrative expenses (2)	9,520	4,770
Interest (income) expense with the Group (3)	(3,917)	3,664
Net expense resulting from Group transactions included within net income (loss)	$(9,676)	$(11,618)

(1)
These expenses primarily consist of production and consulting services as well as commissions paid to the Group.

(2)
These expenses primarily consist of service fees paid to the Group. These service fees are costs related to representation, executive leadership, back-office and corporate functions and other management services provided by the Group. Beginning in March 2025 expenses associated with the Transitions Services Agreement primarily consist of pass through expenses related to the Acquired Businesses and back-office and corporate function costs.
(3)
The interest (income) expense relate to loans due to or from the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		March 31,	December 31,
	Classification	2025	2024
Amounts due from the Group	Other current assets	$49,282	$30,450
Amounts due from the Group	Other assets	$47,900	$—
Amounts due to the Group	Other current liabilities	$(24,201)	$(12,077)

The Company also reimburses the Group for third party costs they incur on the Company’s behalf. The Company reimbursed $0.1 million and $3.3 million of such costs during the three months ended March 31, 2025 and 2024, respectively.

Corporate Allocations in Recast Historical Combined Periods

In connection with the Company’s common control acquisition of the Acquired Businesses from Endeavor Group Holdings, Inc. and its subsidiaries on February 28, 2025, the historical financial statements have been retrospectively recast to include the combined results of TKO and the Acquired Businesses. During these historical combined periods, certain general corporate expenses incurred by EGH and its subsidiaries were allocated to the Acquired Businesses. These expenses related to centralized support functions provided by EGH and its subsidiaries, such as finance, human resources, information technology, facilities, and legal services (collectively, “General Corporate Expenses”). The General Corporate Expenses were allocated to the Acquired Businesses using reasonable methodologies, including pro rata measures based on headcount, gross profit, or other relevant drivers. These costs are included in the historical combined statements of operations within selling, general and administrative expense, and other (expense) income, net.

While management believes the allocation methodologies used for the historical combined periods are reasonable, the amounts may not reflect the actual costs that would have been incurred had the Acquired Businesses operated as standalone companies.

The allocations of General Corporate Expenses are reflected in the combined statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Selling, general and administrative expenses	$21,698	$30,730
Other expense, net	(11)	48
Total general corporate expenses	$21,687	$30,778

Non-Controlling Interests

All significant related party transactions between the Acquired Businesses and Endeavor Group Holdings, Inc. and its subsidiaries have been included in the combined financial statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these related party transactions is reflected in the combined statements of cash flows as a financing activity and in the combined balance sheets as a component of nonredeemable non-controlling interest.

Nonredeemable non-controlling interests as of March 31, 2024 in the combined balance sheets and net transfers from parent in the combined statement of stockholders’ equity represent Endeavor Group Holdings Inc.’s historical investment in the Acquired Businesses and include net earnings (loss) after taxes (Endeavor Group Holdings, Inc.’s basis) and the net effect of transactions with and cost allocations from EGH and its subsidiaries. Also included in these line items are the contributions made by the Company during this period. Such balances are reflected in the combined statements of cash flows based on the cash flows made by Endeavor Group Holdings, Inc. These cash flows are included within net transfers to parent within cash flows form financing activities.

The following table summarizes the components of the net transfers to parent in nonredeemable non-controlling interests for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024
Cash pooling and general financing activities (1)	$(242,698)	$(24,529)
Corporate allocations	21,688	30,778
Contributions	—	2,790
Net transfers (to)/from parent per the Combined Statements of Equity	$(221,010)	$9,039
Equity based compensation expense (2)	(1,250)	(4,745)
Currency translation adjustments on intercompany transactions	1,940	5,818
Taxes deemed settled with Parent	3,309	(8,824)
Net loss on foreign currency transactions	586	(3,011)
Distributions not settled in cash	—	(644)
Contract balances retained by Parent and other	93,900	—
Net transfers to parent per the Combined Statements of Cash Flows	$(122,525)	$(2,367)
(1)
The nature of activities includes financing activities for capital transfers, cash sweeps, and other treasury services. As part of this activity, certain cash balances are swept to Endeavor Group Holdings, Inc. on a daily basis under the Endeavor Group Holdings, Inc. Treasury function and the Acquired Businesses receive capital from Endeavor Group Holdings, Inc. for its cash needs.
(2)
Compensation costs associated with the Company’s employees’ participation in Endeavor Group Holdings, Inc. incentive plans have been identified for employees who exclusively support the Company’s operations. Amounts allocated to the Company from the Parent for shared services are reported within total allocated costs in the General Corporate Expenses table above.

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

As consideration for Mr. Johnson’s services pursuant to the DJ Services Agreement, and in respect of the intellectual property grants and licenses made by Mr. Johnson and his affiliates in connection therewith, Mr. Johnson received an RSU award for an aggregate value of $30.0 million. During the three months ended March 31, 2025 and 2024, the Company recorded equity-based compensation expense of $1.0 million and $9.0 million, respectively, associated with this award, which is included within direct operating costs in our consolidated statements of operations.

Mr. Johnson also receives annual royalties from WWE and will be entitled to receive royalties in connection with the sale of licensed products that utilize the Assigned IP and his name, likeness and other intellectual property rights in accordance with the DJ Services Agreement. For the three months ended March 31, 2025 and 2024, the Company paid $0.2 million and $0.1 million, respectively, of royalties that were earned by Mr. Johnson. In addition, Mr. Johnson is entitled to reimbursement for certain travel expenses associated with delivering services under the DJ Services Agreement, of which $0.2 million and $1.9 million was incurred by the Company during the three months ended March 31, 2025 and 2024, respectively, and is included as a component of selling, general and administrative expenses in our consolidated statements of operations.

Other Related Parties

As of March 31, 2025, the Company has an equity-method investment in Euroleague Ventures S.A. ("Euroleague"), a related party. For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $4.7 million and $3.5 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the IMG segment. Also, for the three months ended March 31, 2025 and 2024, the Company recognized revenue of $4.8 million and $4.4 million, respectively, for production services provided to

Euroleague which are included in the IMG segment. As of March 31, 2025 and December 31, 2024, the Company had a related party receivable of $2.1 million and $10.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth in our unaudited consolidated financial statements and related notes included in this Quarterly Report and with our audited financial statements and related notes included in our 2024 Annual Report. This discussion contains forward-looking statements based upon management’s current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various known and unknown factors, including those set forth under Part I, Item 1A. “Risk Factors” of our 2024 Annual Report or in other sections of the 2024 Annual Report and this Quarterly Report.

On February 28, 2025, TKO Operating Company, LLC, a Delaware limited liability company (“TKO OpCo”), and TKO Group Holdings, Inc., a Delaware corporation (together with TKO OpCo, the “TKO Parties”), completed the acquisition of the IMG business, including certain businesses operating under the IMG brand (collectively referred to as “IMG Business”), On Location, and the Professional Bull Riders (“PBR”) (collectively, the "Acquired Businesses"), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”) (the “Endeavor Asset Acquisition”).

The Endeavor Asset Acquisition was treated as a merger between entities under common control, due to EGH’s control of both TKO and the Acquired Businesses. As a result of the common control acquisition, the net assets of the Acquired Businesses were combined with those of TKO at their historical carrying amounts, and the financial statements have been retrospectively recast on a combined basis for all historical periods prior to February 28, 2025 because they were under common control for all periods presented.

The following is a discussion and analysis of, and a comparison between, our results of operations for the three months ended March 31, 2025 and 2024.

Overview

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment brands. The Company monetizes its brands through four principal activities: (i) Media rights, production and content, (ii) Live events and hospitality, (iii) Partnerships and marketing, and (iv) Consumer products licensing and other.

TKO was formed through the combination of Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC) which owns and operates the Ultimate Fighting Championship (“UFC”), a preeminent combat sports brand, and World Wrestling Entertainment, Inc. (n/k/a/ World Wrestling Entertainment, LLC) (“WWE”), a renowned sports entertainment business. The TKO Transactions united two complementary sports and sports entertainment properties in a single company.

Endeavor Asset Acquisition

In connection with the Endeavor Asset Acquisition Agreement, the TKO Parties acquired the Acquired Businesses for total consideration of approximately $3.25 billion plus a $50 million purchase price adjustment (based on the volume-weighted average sales price of TKO Class A common stock for the twenty five trading days ending on October 23, 2024). Endeavor Group Holdings, Inc. received approximately 26.54 million common units of TKO OpCo and subscribed for an equivalent number of corresponding shares of TKO's Class B common stock.

With respect to the historical financial data of the Acquired Businesses, the historical financial data has been derived from the combined financial statements and accounting records of Endeavor Group Holdings, Inc. and were prepared on a standalone basis in accordance with GAAP and may not be indicative of what they would have been had the Acquired Businesses been independent standalone companies, nor are they necessarily indicative of the Acquired Businesses’ future financial data.

With respect to the combined balance sheets of the Company, the combined balance sheet includes Endeavor Group Holdings, Inc.’s consolidated assets and liabilities that are specifically identifiable or otherwise attributable to the Acquired Businesses, including subsidiaries and/or joint ventures relating to the Acquired Businesses in which Endeavor Group Holdings, Inc. had a controlling financial interest. The assets, liabilities, revenue and expenses of the Acquired Businesses have been reflected in these combined financial statements on a historical cost basis, as included in the consolidated financial statements of Endeavor Group Holdings, Inc., using the historical accounting policies applied by Endeavor Group Holdings, Inc. Cash and cash equivalents held by Endeavor Group Holdings, Inc. at the corporate level were not attributable to the Acquired Businesses for any of the periods presented due to Endeavor Group Holdings Inc.’s centralized approach to cash management and the financing of its operations. Only cash amounts held by entities for which the Acquired Businesses have legal title are reflected in the combined balance sheets. Transfers of cash, both to and from Endeavor Group Holdings, Inc.’s centralized cash management system, are reflected as a component of net parent investment in the combined balance sheets and as financing activities in the combined statements of cash flows for the recast periods prior to the TKO formation on September 12, 2023. Endeavor Group Holdings, Inc.’s debt on a consolidated basis was not attributed to the Acquired Businesses for any of the periods presented because Endeavor Group Holdings, Inc.’s borrowings are not the legal obligation of the Acquired Businesses.

With respect to the combined financial statements of the Company, the combined financial statements include all revenues and costs directly attributable to the Acquired Businesses and reflect allocations of certain of Endeavor Group Holdings, Inc.'s corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount and gross profit, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Acquired Businesses during the periods presented. The allocations may not, however, reflect the expense the Acquired Businesses would have incurred as standalone companies for the periods presented. These costs also may not be indicative of the expenses that the Acquired Businesses will incur in the future or would have incurred if the Acquired Businesses had obtained these services from a third party.

Accordingly, as discussed above, the historical financial data presented within this discussion and analysis of our financial condition and results of operations includes the combined historical financial data of TKO and the Acquired Businesses for all periods presented.

Segments

As of March 31, 2025, we operated our business under three reportable segments, UFC, WWE and IMG. In addition, we also report results for the “Corporate and Other” group, which incurs revenue and expenses that are not allocated to the business segments. As a result of the close of the Endeavor Asset Acquisition, the Company determined that IMG, as described below, is a third reportable segment. Refer to Note 17, Segment Information, within the unaudited consolidated financial statements included within this Quarterly Report on Form 10-Q.

UFC

The UFC segment reflects the business operations of UFC. Revenue from our UFC segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; partnerships and marketing; and consumer product licensing agreements of UFC-branded products.

WWE

The WWE segment reflects the business operations of WWE. Revenue from our WWE segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; partnerships and marketing; and consumer product licensing agreements of WWE-branded products.

IMG

The IMG segment reflects the operations of the following businesses:

•
The IMG business is an independent global distributor of sports programming selling media rights on behalf of rights holders and is a producer of sports programming, responsible for content on behalf of sports federations, associations and events. The IMG business also has a partnership with Euroleague Basketball to manage the commercial business of the league and includes several other properties such as Mailman, a digital sports agency and consultancy, Formula Drift, a professional automobile drifting series, Golf Events, an owner, operator and manager of golf events, and International Figure Skating, which represents figure skating competitions and championships.
•
On Location is a premium experiential hospitality business, offering ticketing, curated guest experiences, live event production and travel management across sports and entertainment and includes events such as the 2024, 2026 and 2028 Summer and Winter Olympic and Paralympic Games, FIFA World Cup 2026, Super Bowl, and the NCAA Final Four.

Revenue from our IMG segment principally consists of media rights sales, commissions, production services and studio fees; ticket and premium experience sales; and partnerships and marketing.

Corporate and Other

Corporate and Other reflects operations not allocated to the UFC, WWE or IMG segments and primarily consists of general and administrative expenses as well as operations of PBR. PBR owns the Professional Bull Riding brand, which organizes bull riding competitions, promotes the sport and its athletes through live events and broadcasts.

Revenue from our Corporate and Other group principally consists of media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer product licensing agreements of PBR-branded products. Revenue also consists of management fees for services provided to certain equity method investments.

General and administrative expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support all reportable segments. Corporate and Other expenses also include service fees paid by the Company to Endeavor Group Holdings, Inc. under the Services Agreement, inclusive of fees paid for revenue producing services related to the segments. On the closing date of the Endeavor Asset Acquisition, the Services Agreement between EGH and TKO OpCo was terminated and the Transition Services Agreement was entered into between the EGH Parties, TWI and the TKO Parties.

Components of Our Operating Results

Revenue

TKO primarily generates revenue via domestic and international media rights fees, production services and studio fees, ticket sales at live events, hospitality sales and site fees, partnerships and marketing, and consumer products licensing.

Direct Operating Costs

TKO’s direct operating costs primarily include costs associated with our athletes and talent, marketing, venue costs related to live events, expenses associated with the production of events and experiences, event ticket sales and fees for media rights. These costs include required payments related to media sales agency contracts when minimum sales guarantees are not met, materials and related costs associated with consumer product merchandise sales, commissions and direct costs with distributors, as well as certain service fees paid to Endeavor Group Holdings, Inc. under the Services Agreement and Transition Services Agreement.

Selling, General and Administrative

TKO’s selling, general and administrative expenses primarily include personnel costs as well as rent, travel, professional service costs, overhead required to support operations, and certain service fees paid to Endeavor Group Holdings, Inc. under the Services Agreement and Transition Services Agreement.

Provision for Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. ultimately controls the business affairs of TKO OpCo. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes. TKO OpCo’s U.S. subsidiaries are subject to withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. TKO OpCo is subject to entity-level income taxes in certain U.S. state and local jurisdictions. For the periods prior to the Endeavor Asset Acquisition, the Acquired Businesses primarily consisted of U.S. flow through entities not subject to tax as well as some foreign subsidiaries and U.S. regarded corporations subject to entity level taxes. Income taxes related to the Acquired Businesses reflected in the combined tax provision are attributable to U.S. regarded entities and foreign entities subject to tax in their respective jurisdictions.

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2025 and 2024. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended
	March 31,
	2025	2024
Revenue	$1,268.8	$1,222.4
Operating expenses:
Direct operating costs	567.6	605.6
Selling, general and administrative expenses	363.3	668.3
Depreciation and amortization	100.5	122.1
Total operating expenses	1,031.4	1,396.0
Operating income (loss)	237.4	(173.6)
Other expenses:
Interest expense, net	(44.8)	(61.2)
Other expense, net	(8.4)	(8.2)
Income (loss) before income taxes and equity earnings of affiliates	184.2	(243.0)
Provision for (benefit from) income taxes	21.2	(5.7)
Income (loss) before equity earnings of affiliates	163.0	(237.3)
Equity earnings of affiliates, net of tax	(2.5)	(2.8)
Net income (loss)	165.5	(234.5)
Less: Net income (loss) attributable to non-controlling interests	107.1	(130.6)
Net income (loss) attributable to TKO Group Holdings, Inc.	$58.4	$(103.9)

Revenue

Revenue increased by $46.4 million, or 4%, to $1,268.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

•
UFC revenue increased by $46.7 million, or 15%. This increase was primarily due to $23.3 million of greater live event revenue driven by higher ticket sales revenue, including the Fight Night event in London, England, and site fees primarily from UFC 312 in Sydney, Australia and the Fight Night event in Riyadh, Saudi Arabia, as well as $15.7 million of greater partnerships revenue from new sponsors and increases in fees from renewals, compared to the prior year. The current year also includes $9.6 million of increased media rights, production and content revenue from higher domestic and international rights fees resulting from increases in contractual revenues. These increases were partially offset by a decrease of $1.9 million in consumer products licensing revenue from lower royalties on UFC-branded products.
•
WWE revenue increased by $74.8 million, or 24%. This increase was primarily driven by $30.5 million of higher media rights, production and content revenue associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, which was attributable to the format expansion of WWE’s SmackDown programming as well as the new global content distribution agreement with Netflix that became effective in January 2025. The increase was also due to $26.1 million of increased live event revenue, of which $31.8 million was primarily the result of higher ticket sales revenue, partially offset by a decline in site fees due to the timing of certain international premium live events compared to the prior year. Additionally, WWE generated $11.8 million of higher partnerships revenue from new sponsors and increases in fees from renewals, coupled with $6.4 million of increased consumer products licensing related to the sale of WWE-branded products, including video games and collectibles, compared to the prior year.
•
IMG revenue decreased by $73.4 million, or 13%. This decrease was driven by lower revenues of $58.4 million, or 17%, from On Location, due to lower hospitality sales primarily driven by less favorable locations related to the Super Bowl and collegiate Bowl Games compared to the prior year. Additionally, lower revenues of $15.0 million, or 7%, from the IMG Business were driven by a reduction in media rights revenue primarily from no longer having rights to the FA Cup, as these rights did not transfer to the Company pursuant to the Endeavor Asset Acquisition Agreement.

•
Corporate and Other revenue increased by $2.2 million, or 4%, primarily driven by higher ticket sales due to the impact of higher attendance at four additional PBR events compared to the prior year.

Direct Operating Costs

Direct operating costs decreased by $38.0 million or 6% to $567.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

•
UFC direct operating costs increased by $7.4 million, or 9%. This increase was primarily due to $3.1 million of higher production, marketing and athlete costs as well as $2.6 million of greater event-related costs primarily associated with holding two additional international events compared to the prior year.
•
WWE direct operating costs increased by $7.6 million, or 7%. This increase was primarily driven by $7.4 million of higher talent-related costs associated with WWE's weekly television programming and premium live events.
•
IMG direct operating costs decreased by $51.6 million, or 14%. This decrease was driven by lower costs of $36.8 million, or 25%, from the IMG Business, primarily due to lower media rights fees associated with no longer having rights to the FA Cup. Additionally, lower costs of $14.8 million, or 6%, from On Location was driven by decreased event-related costs primarily from fewer hospitality sales associated with less favorable locations related to the Super Bowl and collegiate Bowl Games compared to the prior year.
•
Corporate and Other direct operating costs increased by $2.2 million, or 6%, driven by greater production- and event-related costs primarily associated with four additional PBR events compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $305.0 million, or 46%, to $363.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

•
UFC selling, general and administrative expenses increased by $12.2 million, or 32%. This increase was primarily driven by $7.6 million of higher personnel costs, as well as $4.6 million of higher travel expenses due to holding two additional international events compared to the prior year.
•
WWE selling, general and administrative expenses decreased by $4.9 million, or 6%. The prior year included $4.9 million of charges associated with restructuring activities related to the TKO Transactions. The current year included $3.5 million of increased travel expenses due to 12 more international live events as compared to the prior year, which were offset by the continuation of planned cost reduction initiatives implemented following the formation of TKO.
•
IMG selling, general, and administrative expenses decreased by $13.3 million, or 14%. This decrease was primarily driven by a reduction in third-party and personnel costs from On Location due to the completion of the 2024 Olympics.
•
Corporate and Other selling, general and administrative expenses decreased by $298.7 million, or 66%. This decrease was primarily driven by lower legal costs of $338.7 million, of which $335.0 million was due to charges recorded in the prior year associated with the preliminary legal settlement of the UFC antitrust lawsuit. This decline was partially offset by $39.3 million of higher professional fees associated with strategic transactions, primarily the Endeavor Asset Acquisition, compared to the prior year.

Depreciation and Amortization

Depreciation and amortization decreased $21.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily due to a decline of $18.2 million of expenses associated with certain WWE intangible assets that became fully amortized during the third quarter of 2024.

Interest Expense, Net

Interest expense, net decreased $16.4 million, or 27%, to $44.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by the refinancing of the Credit Facilities in November 2024 that resulted in New Term Loans with a lower interest rate.

Provision for (Benefit from) Income Taxes

For the three months ended March 31, 2025, TKO recorded a provision for income taxes of $21.2 million compared to a tax benefit of $5.7 million for the three months ended March 31, 2024. This change was primarily related to the preliminary legal settlement for the UFC antitrust lawsuit of $335.0 million that resulted in a $39.6 million discrete tax benefit that was recognized in the prior year.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests was income of $107.1 million and loss of $130.6 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to the change in the amount of reported net income for the three months ended March 31, 2025 as compared to the reported net loss for the three months ended March 31, 2024, as well as the impact of the Endeavor Asset Acquisition. See Note 12, Non-Controlling Interests, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the effect of the Endeavor Asset Acquisition to this line item.

Segment Results of Operations

As described above, the following discussion and analysis of our financial condition and results of operations presents three reportable segments as of March 31, 2025: UFC, WWE and IMG, which were determined to be our reportable segments following the close of the Endeavor Asset Acquisition. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenue:
UFC	$359.7	$313.0
WWE	391.5	316.7
IMG	476.3	549.7
Total revenue from reportable segments	1,227.5	1,179.4
Corporate and Other	54.4	52.2
Eliminations	(13.1)	(9.2)
Total Revenue	$1,268.8	$1,222.4

	Three Months Ended
	March 31,
	2025	2024
Adjusted EBITDA:
UFC	$227.4	$195.1
WWE	193.9	140.2
IMG	73.5	81.3
Total Adjusted EBITDA from reportable segments	494.8	416.6
Corporate and Other	(77.4)	(77.7)
Total Adjusted EBITDA	$417.4	$338.9

UFC

The following table sets forth our UFC segment results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Media rights, production and content	$224.1	$214.5
Live events and hospitality	58.6	35.3
Partnerships and marketing	64.3	48.6
Consumer products licensing and other	12.7	14.6
Total Revenue	$359.7	$313.0

Direct operating costs	$89.7	$82.3
Selling, general and administrative expenses	$42.6	$35.6
Adjusted EBITDA	$227.4	$195.1
Adjusted EBITDA margin	63%	62%

UFC Operating Metrics:
Number of events
Numbered events	3	3
Fight Nights	8	8
Total events	11	11

Location of events
United States	7	9
International	4	2
Total events	11	11

WWE

The following table sets forth our WWE segment results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Media rights, production and content	$251.6	$221.1
Live events and hospitality	76.3	50.2
Partnerships and marketing	25.6	13.8
Consumer products licensing and other	38.0	31.6
Total Revenue	$391.5	$316.7

Direct operating costs	$122.1	$100.4
Selling, general and administrative expenses	$75.5	$76.1
Adjusted EBITDA	$193.9	$140.2
Adjusted EBITDA margin	50%	44%

WWE Operating Metrics:
Number of events
Premium live events	3	3
Televised events	40	38
Non-televised events	18	34
Total events	61	75

Location of events
United States	47	73
International	14	2
Total events	61	75

IMG

The following table sets forth our IMG segment results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Media rights, production and content	$161.3	$177.5
Live events and hospitality	288.5	353.1
Partnerships and marketing	22.3	13.0
Consumer products licensing and other	4.2	6.1
Total Revenue	$476.3	$549.7

Direct operating costs	$325.0	$378.6
Selling, general and administrative expenses	$77.8	$89.8
Adjusted EBITDA	$73.5	$81.3
Adjusted EBITDA margin	15%	15%

	Three Months Ended
	March 31,
IMG Business Operating Metrics:	2025	2024
Number of clients with events (1)
Rights	74	85
Studios	88	83
Event management	22	21
Total	184	189

(1) Represents unique clients generating revenue in the period; quarterly counts may include repeats.

	Three Months Ended		Three Months Ended
On Location Operating Metrics	March 31, 2025		March 31, 2024
	Number of Events	Packages Sold	Number of Events	Packages Sold
NFL	26	32,325	23	35,740
Collegiate Sports	23	72,001	22	77,857
Combat Sports	15	4,639	16	4,781
Other Sports	8	10,024	8	10,148

Corporate and Other

Corporate and Other revenue primarily relates to media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer product licensing agreements of PBR-branded products. Revenue also consists of management fees for services provided to certain equity method investments. Corporate and Other expenses relate to direct operating costs and general and administrative expenses attributable to PBR as well as general and administrative expenses largely related to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support each of the reportable segments. Corporate and Other expenses also include service fees paid by the Company to Endeavor related to corporate activities as well as revenue generating activities under the Services Agreement, prior to its termination on February 28, 2025. As discussed above, on the closing date of the Endeavor Asset Acquisition, the Services Agreement between TKO OpCo and Endeavor was terminated and a Transition Services Agreement has been entered into between the EGH Parties, TWI and the TKO Parties.

The following table sets forth results for Corporate and Other for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenue	$54.4	$52.2
Adjusted EBITDA	$(77.4)	$(77.7)

Adjusted EBITDA for the three months ended March 31, 2025 increased slightly compared to the three months ended March 31, 2024. This increase was primarily driven by the impact of $9.0 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses and $2.5 million of lower services fees paid to Endeavor Group Holdings, Inc. under the Services Agreement due to the timing of the Endeavor Asset Acquisition, partially offset by higher cost of personnel of $6.2 million and additional costs of $3.9 million under the Transition Services Agreement.

The following table sets forth our operating metrics for PBR for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
PBR Operating Metrics:
Number of events:
UTB	13	13
Teams	—	—
Velocity	27	25
Other	7	5
Total events	47	43

Location of events:
United States	45	41
International	2	2
Total events	47	43

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended
	March 31,
	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$165.5	$(234.5)
Provision for (benefit from) income taxes	21.2	(5.7)
Interest expense, net	44.8	61.2
Depreciation and amortization	100.5	122.1
Equity-based compensation expense (1)	30.3	32.2
Merger and acquisition costs (2)	39.8	0.5
Certain legal costs (3)	6.5	345.2
Restructuring, severance and impairment (4)	1.5	9.5
Other adjustments (5)	7.3	8.4
Total Adjusted EBITDA	$417.4	$338.9
Net income (loss) margin	13%	(19)%
Adjusted EBITDA margin	33%	28%

(1)
Equity-based compensation represents non-cash compensation expense for various awards issued under the TKO 2023 Incentive Award Plan, awards assumed in connection with the acquisition of WWE in September 2023, and awards issued under Endeavor Group Holdings, Inc.’s 2021 Plan. For the three months ended March 31, 2025 and March 31, 2024, equity-based compensation includes $1.0 million and $9.0 million, respectively, of expense associated with certain services provided by an independent contractor in the WWE segment. For the three months ended March 31, 2024, equity-based compensation includes $2.4 million of expense associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate and Other.
(2)
Includes certain costs of professional advisors related to strategic transactions, primarily the Endeavor Asset Acquisition.
(3)
Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the three months ended March 31, 2024, these costs include the preliminary legal settlement of the UFC antitrust lawsuit for $335.0 million, as described in Note 16, Commitments and Contingencies, to our unaudited consolidated financial statements in this Quarterly Report.

(4)
Includes costs resulting from the Company’s cost reduction program as described in Note 15, Restructuring Charges, to our unaudited consolidated financial statements in this Quarterly Report.
(5)
Primarily relates to losses of $6.5 million on the sale of certain equity method investments and losses of foreign exchange transactions, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters during the three months ended March 31, 2025. Primarily relates to losses on foreign exchange transactions during the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt, and are expected to be used to fund our capital return programs.

Credit Facilities

As of March 31, 2025 and December 31, 2024, the Company had $2.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”), by and among Zuffa Guarantor, LLC ("Zuffa Guarantor"), UFC Holdings, LLC ("UFC Holdings"), as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO Operating Company, LLC and TKO Group Holdings, Inc. are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor and UFC Holdings. On November 21, 2024 (the “Closing Date”), UFC Holdings entered into the Fifth Refinancing Amendment (the “Credit Agreement Amendment”) to the First Lien Credit Agreement (as previously amended and/or restated, the “Existing Credit Agreement” and, as further amended by the Credit Agreement Amendment, the “Credit Agreement”).

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

The New Term Loans accrue interest at an annual interest rate equal to Term Secured Overnight Financing Rate ("SOFR") plus 2.25%, with a SOFR floor of 0.00%, which totaled 6.58% as of March 31, 2025. The Existing Term Loans accrued interest at an annual interest rate equal to SOFR plus a credit spread adjustment plus 2.75%. The New Term Loans include 1% principal amortization payable in equal quarterly installments, with any remaining balance payable on the final maturity date of November 21, 2031.

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

As of March 31, 2025 and December 31, 2024, there was no outstanding balance under the New Revolving Credit Facility.

The New Revolving Credit Facility contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ending June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. Prior to the Closing Date, Zuffa Guarantor was required to maintain a First Lien Leverage Ratio of no more than 6.5-to-1. Pursuant to the terms of the Credit Agreement Amendment, following the Closing Date, the Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the New Revolving Credit Facility (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the New Revolving Credit Facility. Prior to the Closing Date, this applicable testing condition was thirty-five percent of the borrowing capacity of the Existing Revolving Credit Facility. This covenant did not apply as of March 31, 2025 and December 31, 2024 as UFC Holdings had no borrowings outstanding under either of the revolving credit facilities.

UFC Holdings had $11.1 million of outstanding letters of credit as of March 31, 2025 and none as of December 31, 2024.

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

The applicable loan agreements each contain a financial covenant that requires UFC to maintain a Debt Service Coverage Ratio as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis (the “Secured Commercial Loan Covenant”). As of March 31, 2025 and December 31, 2024, UFC was in compliance with the Secured Commercial Loan Covenant.

Capital Return Programs

In October 2024, the Company announced that its board of directors has authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend program pursuant to which holders of TKO’s Class A common stock will receive their pro rata share of $75.0 million expected quarterly distributions to be made by TKO OpCo. We will determine at our discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and we are not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within approximately three to four years and may be modified, suspended, or discontinued at any time.

Our inaugural quarterly cash dividend, totaling $75.2 million, was paid on March 31, 2025. Future declarations of quarterly dividends are subject to our determination and discretion based on our consideration of various factors, such as our results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in its debt agreements and legal requirements and other factors that we deem relevant.

Cash Flows Overview

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$162.8	$44.9
Net cash used in investing activities	$(31.0)	$(55.1)
Net cash used in financing activities	$(185.7)	$(13.3)

Operating activities increased from $44.9 million of cash provided in the three months ended March 31, 2024 to $162.8 million of cash provided in the three months ended March 31, 2025. Cash provided in the three months ended March 31, 2025 was primarily due to net income for the period of $165.5 million, which included certain non-cash items, including depreciation and amortization of $100.5 million and equity-based compensation of $30.3 million, as well as an increase in restricted cash of $100.3 million related to On Location for the FIFA World Cup 2026. This increase was partially offset by a decline in accounts payable and accrued liabilities of $199.6 million primarily driven by the $125.0 million payment under the settlement agreement in the UFC antitrust lawsuits and the timing of bonus payments.

Investing activities increased from $55.1 million of cash used in the three months ended March 31, 2024 to $31.0 million of cash used in the three months ended March 31, 2025. Cash used in the three months ended March 31, 2025 primarily reflects payments for property, buildings and equipment of $27.3 million and investments in affiliates of $11.0 million, partially offset by proceeds from the sale of assets of $7.3 million. Cash used in the three months ended March 31, 2024 primarily reflects payments for property, buildings and equipment of $37.4 million and investments in affiliates of $16.5 million.

Financing activities decreased from $13.3 million of cash used in the three months ended March 31, 2024 to $185.7 million of cash used in the three months ended March 31, 2025. Cash used in the three months ended March 31, 2025 primarily reflects net transfers to Endeavor Group Holdings, Inc. of $122.5 million, distributions to EGH and its subsidiaries of $44.3 million, dividends paid to holders of TKO Class A common stock of $31.1 million and net payments on debt of $11.0 million. These decreases were partially offset by contributions of $23.3 million from Endeavor Group Holdings, Inc. in connection with the Endeavor Asset Acquisition. Cash used in the three months ended March 31, 2024 primarily reflects net payments on debt of $10.0 million.

Future Sources and Uses of Liquidity

TKO’s sources of liquidity are (1) cash on hand, (2) cash flows from operations and (3) available borrowings under the Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein). Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service, for at least the next 12 months.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2024 Annual Report. During the three months ended March 31, 2025, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of March 31, 2025, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $27 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the three months ended March 31, 2025, revenues would have decreased by approximately $18.1 million and operating income would have decreased by approximately $2.9 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, the Company consummated the Endeavor Asset Acquisition. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating the Acquired Businesses and as a result of these integration activities, certain controls will be evaluated and may be changed.

During the quarter ended March 31, 2025, except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2024 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors to those included in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Report of Offering of Securities and Use of Proceeds Therefrom

None.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

On March 4, 2025, the Company issued 160,455 shares of its Class A common stock, having an aggregate value of $20 million, as consideration to a contract counterparty in connection with a commercial arrangement. The equity was offered and sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

Other than the below, during the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 3, 2025, Mr. Khan, a member of the Board of Directors, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2025 Khan Trading Arrangement”). The 2025 Khan Trading Arrangement provides for the sale of up to 114,223 shares of Class A common stock with a plan end date of May 30, 2026.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023
3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023
3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023
4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023
4.2	Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016.	8-K	001-16131	4.1	12/16/2016
4.3	Form of 3.375% Convertible Senior Note due 2023.	8-K	001-16131	4.1	12/16/2016
4.4	First Supplemental Indenture, among World Wrestling Entertainment, Inc., New Whale Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16131	4.2	09/12/2023
10.1	First Amendment to Transaction Agreement, dated February 27, 2025, by and among Endeavor Operating Company, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., IMG Worldwide, LLC, and Trans World International, LLC.	8K	001-41797	10.2	02/28/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	May 8, 2025	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

Date:	May 8, 2025	By:	/s/ SHANE KAPRAL
Shane Kapral
Deputy Chief Financial Officer
(principal accounting officer and authorized
signatory)