Form 10-Q
period 2025-06-30
TKO Group Holdings, Inc.
filed 2025-08-06
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of July 31, 2025, there were 82,136,886 shares of the Registrant’s Class A common stock outstanding and 116,158,615 shares of the Registrant’s Class B common stock outstanding.

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
•
“Endeavor Group Holdings, Inc.” or "EGH" refers to Endeavor Group Holdings, Inc., a Delaware corporation.
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
•
“Transition Services Agreement” refers to the transition services agreement, dated as of February 28, 2025, by and between Endeavor OpCo, IMG Worldwide, Trans World International, LLC (“TWI”), TKO OpCo and TKO.
•
“UFC” refers to the Ultimate Fighting Championship.
•
“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).
•
“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of June 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$535,061	$619,787
Restricted cash	323,445	58,296
Accounts receivable (net of allowance for doubtful accounts of $24,792 and $20,639, respectively)	633,500	423,013
Deferred costs	140,818	179,288
Other current assets	280,065	248,110
Total current assets	1,912,889	1,528,494
Property, buildings and equipment, net	606,439	629,904
Intangible assets, net	3,527,638	3,649,903
Finance lease right-of-use assets, net	237,116	248,549
Operating lease right-of-use assets, net	62,239	64,603
Goodwill	8,442,513	8,441,993
Investments	122,983	101,215
Other assets	429,888	447,121
Total assets	$15,341,705	$15,111,782
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$283,865	$246,350
Accrued liabilities	393,866	670,232
Current portion of long-term debt	27,014	26,977
Current portion of finance lease liabilities	20,172	15,582
Current portion of operating lease liabilities	18,006	17,028
Deferred revenue	439,480	416,695
Other current liabilities	294,063	20,929
Total current liabilities	1,476,466	1,413,793
Long-term debt	2,722,300	2,735,305
Long-term finance lease liabilities	223,932	235,959
Long-term operating lease liabilities	48,344	52,466
Deferred tax liabilities	337,224	360,546
Other long-term liabilities	170,721	170,849
Total liabilities	4,978,987	4,968,918
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	21,864	21,864
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 81,782,397 and 81,203,161 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 116,158,615 and 89,616,891 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	4,410,917	4,385,297
Accumulated other comprehensive loss	(15,582)	(2,548)
Accumulated deficit	(130,008)	(291,728)
Total TKO Group Holdings, Inc. stockholders’ equity	4,265,329	4,091,023
Nonredeemable non-controlling interests	6,075,525	6,029,977
Total stockholders' equity	10,340,854	10,121,000
Total liabilities, redeemable non-controlling interests and stockholders' equity	$15,341,705	$15,111,782

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,308,442	$1,193,191	$2,577,242	$2,415,639
Operating expenses:
Direct operating costs	476,383	591,238	1,043,999	1,196,884
Selling, general and administrative expenses	364,357	368,185	727,642	1,036,498
Depreciation and amortization	99,397	118,912	199,932	240,981
Total operating expenses	940,137	1,078,335	1,971,573	2,474,363
Operating income (loss)	368,305	114,856	605,669	(58,724)
Other expenses:
Interest expense, net	(48,207)	(62,979)	(92,972)	(124,156)
Other expense, net	(7,839)	(203)	(16,224)	(8,437)
Income (loss) before income taxes and equity earnings of affiliates	312,259	51,674	496,473	(191,317)
Provision for income taxes	46,472	6,609	67,654	878
Income (loss) before equity earnings of affiliates	265,787	45,065	428,819	(192,195)
Equity earnings of affiliates, net of tax	(7,310)	(1,118)	(9,834)	(3,925)
Net income (loss)	273,097	46,183	438,653	(188,270)
Less: Net income (loss) attributable to non-controlling interests	174,732	(12,924)	281,880	(143,537)
Net income (loss) attributable to TKO Group Holdings, Inc.	$98,365	$59,107	$156,773	$(44,733)
Basic net earnings (loss) per share of Class A common stock	$1.20	$0.73	$1.92	$(0.55)
Diluted net earnings (loss) per share of Class A common stock	$1.17	$0.72	$1.87	$(0.55)
Weighted average number of common shares used in computing basic earnings (loss) per share	81,757,675	80,884,513	81,664,928	81,618,084
Weighted average number of common shares used in computing diluted net earnings (loss) per share	199,279,343	81,851,388	190,448,612	81,618,084

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$273,097	$46,183	$438,653	$(188,270)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,810	4,079	35,726	(446)
Cash flow hedges:
Change in net unrealized (losses) gains	(244)	49	(640)	586
Amortization of cash flow hedge fair value to net income	(76)	(76)	(152)	(152)
Total comprehensive income (loss), net of tax	295,587	50,235	473,587	(188,282)
Less: Comprehensive income (loss) attributable to non-controlling interests	187,921	(9,757)	301,569	(142,707)
Comprehensive income (loss) attributable to TKO Group Holdings, Inc.	$107,666	$59,992	$172,018	$(45,575)

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2025
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, March 31, 2025	81,731	$1	116,159	$1	$4,418,099	$(24,884)	$(231,217)	$4,162,000	$6,011,006	$10,173,006
Comprehensive income	—	—	—	—	—	9,302	101,209	110,511	185,076	295,587
Distributions to members	—	—	—	—	—	—	—	—	(122,235)	(122,235)
Distributions to investors	—	—	—	—	—	—	—	—	(448)	(448)
Contributions from parent	—	—	—	—	—	—	—	—	3,709	3,709
Stock issuances and other, net	51	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	32,304	—	—	32,304	—	32,304
Cash dividends declared ($0.38 per share for Class A shareholders)	—	—	—	—	(31,078)	—	—	(31,078)	—	(31,078)
Equity impacts arising from changes in ownership	—	—	—	—	(9,991)	—	—	(9,991)	—	(9,991)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	1,583	—	—	1,583	(1,583)	—
Balance, June 30, 2025	81,782	$1	116,159	$1	$4,410,917	$(15,582)	$(130,008)	$4,265,329	$6,075,525	$10,340,854

	Six Months Ended June 30, 2025
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2024	81,203	$1	89,617	$1	$4,385,297	$(2,548)	$(291,728)	$4,091,023	$6,029,977	$10,121,000
Comprehensive income	—	—	—	—	—	15,245	161,720	176,965	296,622	473,587
Distributions to members	—	—	—	—	—	—	—	—	(166,573)	(166,573)
Distributions to investors	—	—	—	—	—	—	—	—	(448)	(448)
Net transfers from parent	—	—	—	—	—	—	—	—	(221,010)	(221,010)
Contributions from parent	—	—	—	—	—	—	—	—	76,428	76,428
Stock issuances and other, net	579	—	26,542	—	23,539	—	—	23,539	—	23,539
Equity-based compensation	—	—	—	—	56,951	—	—	56,951	—	56,951
Cash dividends declared ($0.76 per share for Class A shareholders)	—	—	—	—	(62,136)	—	—	(62,136)	—	(62,136)
Equity impacts arising from changes in ownership	—	—	—	—	39,516	—	—	39,516	—	39,516
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(32,250)	(28,279)	—	(60,529)	60,529	—
Balance, June 30, 2025	81,782	$1	116,159	$1	$4,410,917	$(15,582)	$(130,008)	$4,265,329	$6,075,525	$10,340,854

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2024
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance, March 31, 2024	82,420	$1	89,617	$1	$4,275,901	$(2,059)	$(239,067)	$4,034,777	$6,222,015	$10,256,792
Other comprehensive (loss) income	—	—	—	—	—	885	59,107	59,992	(25,283)	34,709
Distributions to investors	—	—	—	—	302	—	—	302	(12,117)	(11,815)
Net transfers from parent	—	—	—	—	—	—	—	—	(73,277)	(73,277)
Stock issuances and other, net	147	—	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,854)	—	—	—	—	—	(165,000)	(165,000)	—	(165,000)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(1,465)	(1,465)	—	(1,465)
Equity-based compensation	—	—	—	—	22,517	—	—	22,517	—	22,517
Principal stockholder contributions	—	—	—	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	40,497	—	—	40,497	(40,497)	—
Balance, June 30, 2024	80,713	$1	89,617	$1	$4,339,217	$(1,174)	$(346,425)	$3,991,620	$6,070,841	$10,062,461

	Six Months Ended June 30, 2024
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2023	82,293	$1	89,617	$1	$4,244,537	$(332)	$(135,227)	$4,108,980	$6,330,709	$10,439,689
Other comprehensive (loss) income	—	—	—	—	—	(842)	(44,733)	(45,575)	(139,708)	(185,283)
Distributions to investors	—	—	—	—	—	—	—	—	(12,686)	(12,686)
Net transfers from parent	—	—	—	—	—	—	—	—	(64,238)	(64,238)
Stock issuances and other, net	274	—	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,854)	—	—	—	—	—	(165,000)	(165,000)	—	(165,000)
Excise taxes on repurchase of common stock							(1,465)	(1,465)		(1,465)
Equity-based compensation	—	—	—	—	49,952	—	—	49,952	—	49,952
Principal stockholder contributions	—	—	—	—	1,492	—	—	1,492	—	1,492
Equity reallocation between controlling and non-controlling interests	—	—	—	—	43,236	—	—	43,236	(43,236)	—
Balance, June 30, 2024	80,713	$1	89,617	$1	$4,339,217	$(1,174)	$(346,425)	$3,991,620	$6,070,841	$10,062,461

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$438,653	$(188,270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199,932	240,981
Amortization and impairments of content costs	13,607	15,688
Impairment charges	—	24,304
Amortization and write-off of original issue discount and deferred financing cost	1,266	5,396
Loss on sale of investments	1,054	—
Equity-based compensation	63,267	58,992
Income taxes	40,967	(28,018)
Equity earnings of affiliates, net of dividends received	(4,690)	(1,106)
Loss on disposal of assets	—	83,000
Net (gain) loss on foreign currency transactions	(6,165)	2,445
Other, net	1,601	(7,221)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(208,213)	(190,537)
Other current assets	(74,674)	(93,240)
Other noncurrent assets	31,449	(84,753)
Accounts payable and accrued liabilities	21,227	423,896
Deferred revenue	37,717	58,932
Other liabilities	2,047	31,513
Net cash provided by operating activities	559,045	352,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(48,631)	(64,211)
Investments in affiliates, net	(13,750)	(16,442)
Due from parent	—	(2,696)
Proceeds from sales of property and equipment	5,797	80
Proceeds from infrastructure improvement incentives	5,414	—
Proceeds from sales of investments and other	1,500	17
Net cash used in investing activities	(49,670)	(83,252)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(20,780)	(172,137)
Proceeds from borrowings	—	150,000
Repurchase of Class A common stock	—	(165,000)
Payments of contingent consideration related to acquisitions	—	(567)
Net transfers to parent	(122,525)	(70,224)
Contributions from parent	26,504	—
Distributions to members	(166,651)	—
Dividends paid	(62,135)	—
Distributions of non-controlling interests	(448)	(352)
Net cash used in financing activities	(346,035)	(258,280)
Effects of exchange rate movements on cash	17,083	(1,937)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	180,423	8,533
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	678,083	371,846
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$858,506	$380,379
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$103,243	$130,076
Cash payments for income taxes	$31,294	$16,568
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures included in current liabilities	$2,712	$21,484
Capital contribution from parent for equity-based compensation	$49,924	$4,640
Accretion of redeemable non-controlling interests	$(4,947)	$—
Principal stockholder contributions	$—	$1,492
Excise taxes on repurchases of common stock	$—	$1,465

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS

TKO Group Holdings, Inc. (the "Company" or "TKO") is a premium sports and entertainment company that operates leading combat sports and sports entertainment brands. The Company monetizes its media and content properties through four principal activities: (i) Media rights, production and content, (ii) Live events and hospitality, (iii) Partnerships and marketing and (iv) Consumer products licensing.

TKO Formation

TKO was incorporated as a Delaware corporation in March 2023, under the name New Whale Inc., and was formed for the purpose of facilitating the business combination of the Ultimate Fighting Championship (“UFC”) and World Wrestling Entertainment, LLC (f/k/a World Wrestling Entertainment, Inc.) (“WWE”) businesses under TKO Operating Company, LLC (f/k/a Zuffa Parent, LLC) (“Zuffa” or “TKO OpCo”), which owns and operates the UFC and WWE businesses (the “Transactions”), as contemplated within the Transaction Agreement, dated as of April 2, 2023, by and among Endeavor Group Holdings, Inc. (“EGH”), Endeavor Operating Company, LLC (“Endeavor OpCo”), TKO OpCo, WWE, TKO, and Whale Merger Sub Inc. (the “Transaction Agreement”). On September 12, 2023, the TKO Transactions were completed with the newly-formed TKO combining the UFC and WWE businesses. TKO OpCo is the accounting acquirer and predecessor to TKO. Under the terms of the Transaction Agreement, at the time of the transaction, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest in the operating subsidiary on a fully diluted basis, TKO OpCo, which owns all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully diluted basis and (2) a 100% economic interest in TKO, which in turn held a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

Endeavor Asset Acquisition

On February 28, 2025, TKO OpCo and TKO Group Holdings, Inc., (together with TKO OpCo, the “TKO Parties”), completed the acquisition of the IMG business, including certain businesses operating under the IMG brand, On Location, and the Professional Bull Riders (“PBR”), (collectively, the "Acquired Businesses"), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”) (the “Endeavor Asset Acquisition”). In connection with the Endeavor Asset Acquisition Agreement, the TKO Parties acquired the Acquired Businesses for total consideration of approximately $3.25 billion plus a $50 million purchase price adjustment (based on the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024). Endeavor Group Holdings, Inc. received approximately 26.54 million common units of TKO OpCo and subscribed for an equivalent number of corresponding shares of TKO Class B common stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. These financial statements should be read in conjunction with the audited recast combined financial statements and accompanying notes with respect to the fiscal years ended December 31, 2024, 2023 and 2022 (included in Form 8-K filings on May 8, 2025 and March 19, 2025), giving effect to the Endeavor Asset Acquisition as if such transaction had been consummated on January 1, 2022, the beginning of the earliest period presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments (including required common control recast adjustments discussed below), necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

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

The Acquired Businesses include Endeavor Group Holdings Inc.’s consolidated assets and liabilities that are specifically identifiable or otherwise attributable to the Acquired Businesses, including subsidiaries and/or joint ventures relating to the Acquired Businesses in which Endeavor Group Holdings, Inc. had a controlling financial interest. The assets, liabilities, revenue and expenses of the Acquired Businesses have been reflected in the recast combined financial statements on a historical cost basis, as included in the consolidated financial statements of Endeavor Group Holdings, Inc., using the historical accounting policies applied by Endeavor Group Holdings, Inc. Cash and cash equivalents held by Endeavor Group Holdings, Inc. at the corporate level were not attributable to the Acquired Businesses for any of the recast periods presented due to EGH's centralized approach to cash management and the financing of its operations. Only cash amounts held by entities for which the Acquired Businesses have legal title are reflected in the combined balance sheets. Transfers of cash, both to and from Endeavor Group Holdings, Inc’s centralized cash management system, are reflected as a component of net parent investment in the combined balance sheets and as financing activities in the combined statements of cash flows for recast periods prior to the TKO formation on September 12, 2023. Endeavor Group Holdings, Inc.’s debt on a consolidated basis was not attributed to the Acquired Businesses for any of the periods presented because Endeavor Group Holdings Inc.’s borrowings are not the legal obligation of the Acquired Businesses.

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

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company ultimately controls the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of June 30, 2025, the Company owned 41.3% of TKO OpCo.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance for the year ended December 31, 2024 on a retrospective basis. See Note 16, Segment Information, for further detail.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"). This ASU clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The ASU is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the ASU is to be applied prospectively to acquisitions after the adoption date. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities. The ASU amends ASC 326-20 to provide a practical expedient (for all entities) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted, and the amendments should be applied prospectively. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the production and distribution of content, (ii) ticket sales at live events, hospitality sales and site fees, (iii) partnerships and marketing, and (iv) consumer product licensing and other.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	For the Three Months Ended June 30, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$260,491	$278,915	$163,397	$4,661	$707,464
Live events and hospitality	58,478	185,765	132,148	18,465	394,856
Partnerships and marketing	85,730	58,291	7,868	11,650	163,539
Consumer products licensing and other	11,136	33,171	3,177	9,856	57,340
Eliminations	—	—	—	—	(14,757)
Total revenue	$415,835	$556,142	$306,590	$44,632	$1,308,442

	For the Six Months Ended June 30, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$484,588	$530,530	$324,703	$7,969	$1,347,790
Live events and hospitality	117,101	262,044	420,534	51,858	851,537
Partnerships and marketing	150,074	83,868	30,203	23,763	287,908
Consumer products licensing and other	23,819	71,240	7,418	15,419	117,896
Eliminations	—	—	—	—	(27,889)
Total revenue	$775,582	$947,682	$782,858	$99,009	$2,577,242

	For the Three Months Ended June 30, 2024
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$250,585	$260,676	$172,472	$6,299	$690,032
Live events and hospitality	69,152	144,102	128,201	18,902	360,357
Partnerships and marketing	61,633	24,750	14,481	9,896	110,760
Consumer products licensing and other	12,988	27,275	4,442	5,841	50,546
Eliminations	—	—	—	—	(18,504)
Total revenue	$394,358	$456,803	$319,596	$40,938	$1,193,191

	For the Six Months Ended June 30, 2024
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$465,047	$481,783	$349,953	$12,492	$1,309,275
Live events and hospitality	104,429	194,294	481,347	48,922	828,992
Partnerships and marketing	110,236	38,565	27,459	20,777	197,037
Consumer products licensing and other	27,636	58,882	10,489	10,976	107,983
Eliminations	—	—	—	—	(27,648)
Total revenue	$707,348	$773,524	$869,248	$93,167	$2,415,639

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year for their initial term prior to opt-out provisions with unsatisfied or partially satisfied performance obligations as of June 30, 2025 (in thousands):

Remainder of 2025	$1,275,707
2026	1,843,057
2027	1,628,266
2028	1,415,465
2029	1,060,268
Thereafter	445,166
Total remaining performance obligations	$7,667,929

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three and six months ended June 30, 2025 and 2024, respectively.

Contract Liabilities (Deferred Revenues)

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. The Company’s deferred revenue balance primarily relates to advance payments received related to its content distribution rights agreements, live event and hospitality arrangements, consumer product licensing agreements and partnerships and marketing arrangements, as well as memberships for the Company’s subscription services. Deferred revenue is included within current liabilities and in other long-term liabilities in the consolidated balance sheets. Total deferred revenue as of June 30, 2025 was $493.4 million. Total deferred revenue as of December 31, 2024 was $470.7 million, of which $346.7 million was recognized as revenue during the six months ended June 30, 2025.

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

As of June 30, 2025, property, buildings and equipment totaled $937.8 million, with accumulated depreciation of $331.4 million. As of December 31, 2024, property, buildings and equipment totaled $909.1 million, with accumulated depreciation of $279.2 million. Depreciation expense for property, buildings and equipment totaled $21.4 million and $22.2 million, and $44.4 million and $47.6 million for the three and six months ended June 30, 2025 and 2024, respectively.

During the three and six months ended June 30, 2025, the Company recorded infrastructure improvement incentives of $12.1 million related to qualifying capital expenditures associated with the buildout of WWE's leased corporate headquarters and media production facilities. These incentives are recorded as an offset to property, buildings and equipment, net in the consolidated balance sheets. The Company did not record any infrastructure improvement incentives during the three and six months ended June 30, 2024.

There were no impairments recorded during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company recognized an impairment charge of $24.3 million within the WWE segment as a result of reducing the carrying value of assets held for sale to their fair value less cost to sell, which is included as a component of selling, general and administrative expenses within the Company’s consolidated statements of operations. These assets were sold by the Company during the fourth quarter of 2024.

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	As of	Charged to			As of
	December 31,	Costs and		Foreign Exchange	June 30,
	2024	Expenses	Deductions	and Other	2025
Six Months Ended June 30, 2025	$20,639	$933	$(1,671)	$4,891	$24,792

Other Current Assets

The following is a summary of other current assets (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Prepaid taxes	$59,452	$68,345
Ticket inventory	46,489	46,208
Prepaid event and production-related costs	38,106	29,236
Amounts due from the Group (Note 17)	35,457	30,450
Other current receivables	25,364	20,825
Prepaid expenses	19,019	12,906
Prepaid insurance	8,933	9,772
Assets held for sale	—	4,458
Other	47,245	25,910
Total	$280,065	$248,110

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Accrued operating expenses	$119,821	$127,369
Payroll-related costs	105,720	153,014
Event and production-related costs	71,883	43,586
Legal and professional fees	29,606	27,797
Interest	20,348	20,817
Accrued capital expenditures	2,271	11,699
Legal settlements (Note 15)	—	250,000
Other	44,217	35,950
Total	$393,866	$670,232

Other Current Liabilities

The following is a summary of other current liabilities (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Advanced collections due to third parties (1)	$250,000	$—
Amounts due to the Group (Note 17)	37,043	12,077
Other	7,020	8,852
Total	$294,063	$20,929

(1)
Advanced collections due to third parties represents amounts collected in advance for future event-related services, a portion of which is payable to third-party rights holders under contractual agreements.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no dispositions or impairments to goodwill during the three and six months ended June 30, 2025 and 2024. The change in the carrying amount of goodwill during the six months ended June 30, 2025 relates to the impact of foreign exchange rates.

Intangible Assets, net

Amortization of finite-lived intangible assets was $72.1 million and $90.6 million, and $144.0 million and $181.5 million, during the three and six months ended June 30, 2025 and 2024, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Equity method investments	$94,803	$79,934
Nonmarketable equity investments without readily determinable fair values	28,104	21,205
Nonmarketable equity investments with readily determinable fair values	76	76
Total investment securities	$122,983	$101,215

Equity Method Investments

In July 2024, the Company paid $15.0 million in exchange for an approximately 5% ownership stake in EverPass, LLC, which owns a live sports media platform that assists in distributing live sports and entertainment content to bars, restaurants, hotels and other commercial venues. The Company also made additional pro rata capital contributions of $2.0 million in September 2024, $10.5 million in February 2025 and $2.5 million in May 2025.

In March 2025, the Company entered into a joint venture with Sela Company to launch a global boxing promotion business. Sela Company holds a majority of the common equity units, while TKO was granted in-substance common stock in the form of profit interests, subject to vesting upon the achievement of certain future milestones. TKO will also provide executive and operational services to the joint venture under a services agreement with an annual fee over an initial five-year term. No amount has been recorded for this investment as of June 30, 2025.

The Company recognized equity earnings of $7.3 million and $1.1 million, and $9.8 million and $3.9 million, during the three and six months ended June 30, 2025 and 2024, respectively, from its equity method investments. During the three and six months ended June 30, 2025 and 2024, the Company received distributions of $1.4 million and $2.1 million, and $5.1 million and $3.5 million, respectively, from these equity method investments. During the three and six months ended June 30, 2025, the Company recorded a net gain on sale of equity method investments of $2.2 million and net loss of $2.5 million, respectively, and received total proceeds of $1.5 million during the six months ended June 30, 2025. The Company did not sell equity method investments during the three and six months ended June 30, 2024.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of June 30, 2025 and December 31, 2024, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on its nonmarketable equity investments during the three and six months ended June 30, 2025 and 2024. In addition, there were no observable price change events that were completed during the three and six months ended June 30, 2025 and 2024.

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

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	June 30,	December 31,
	2025	2024
First Lien Term Loan (due November 2031)	$2,736,250	$2,750,000
Secured Commercial Loans	29,467	30,267
Notes payable	3,324	4,800
Total principal	2,769,041	2,785,067
Unamortized discount	(7,862)	(10,154)
Unamortized debt issuance cost	(11,865)	(12,631)
Total debt	2,749,314	2,762,282
Less: Current portion of long-term debt	(27,014)	(26,977)
Total long-term debt	$2,722,300	$2,735,305

First Lien Term Loan (due November 2031)

As of June 30, 2025 and December 31, 2024, the Company had $2.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”), by and among Zuffa Guarantor, LLC ("Zuffa Guarantor"), UFC Holdings, LLC ("UFC Holdings"), as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO Operating Company, LLC and TKO Group Holdings, Inc. are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor and UFC Holdings. On November 21, 2024 (the “Credit Agreement Closing Date”), UFC Holdings entered into the Fifth Refinancing Amendment (the “Credit Agreement Amendment”) to the First Lien Credit Agreement (as previously amended and/or restated, the “Existing Credit Agreement” and, as further amended by the Credit Agreement Amendment, the “Credit Agreement”).

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

The New Term Loans accrue interest at an annual interest rate equal to Term Secured Overnight Financing Rate ("SOFR") plus 2.25%, with a SOFR floor of 0.00%, which totaled 6.57% as of June 30, 2025. The New Term Loans include 1% principal amortization payable in equal quarterly installments, with any remaining balance payable on the final maturity date of November 21, 2031.

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

As of June 30, 2025 and December 31, 2024, there was no outstanding balance under the New Revolving Credit Facility.

The New Revolving Credit Facility contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ending June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. Prior to the Credit Agreement Closing Date, Zuffa Guarantor was required to maintain a First Lien Leverage Ratio of no more than 6.5-to-1. Pursuant to the terms of the Credit Agreement Amendment, following the Credit Agreement Closing Date, the Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the New Revolving Credit Facility is (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the New Revolving Credit Facility. This covenant did not apply as of June 30, 2025 and December 31, 2024, as the Company had no borrowings outstanding under the New Revolving Credit Facility.

UFC Holdings had outstanding letters of credit of $11.1 million as of June 30, 2025 and none as of December 31, 2024.

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

The estimated fair values of the Company’s New Term Loans are based on quoted market values for the debt. As of June 30, 2025 and December 31, 2024, the face amount of the Company’s New Term Loans and Existing Term Loans approximates its fair value.

Secured Commercial Loans

As of June 30, 2025 and December 31, 2024, the Company had $29.5 million and $30.3 million, respectively, of secured loans outstanding, which were entered into in October 2018 in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except one of the Loan Agreements is secured by a deed of trust for the UFC’s headquarters building located at 6650 S. Torrey Pines Drive, Las Vegas, Nevada and underlying land and the other Loan Agreement is secured by a deed of trust for a building located at 6650 El Camino Road, Las Vegas, Nevada and its adjacent land. In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Secured Commercial Loans contain a financial covenant that requires the Company to maintain a minimum Debt Service Coverage Ratio of Adjusted EBITDA to Debt Service, as defined in the applicable loan agreements, of 1.15-to-1 as measured on an annual basis. As of June 30, 2025 and December 31, 2024, the Company was in compliance with its financial debt covenant under the Secured Commercial Loans.

9. STOCKHOLDERS’ EQUITY

Endeavor Share Purchases

During the six months ended June 30, 2025, Endeavor OpCo purchased 1,897,650 shares of TKO Class A common stock for an aggregate amount of $300.9 million under EGH and its subsidiaries' 10b5-1 trading plan for the Company. The trading plan was terminated on February 14, 2025. On June 3, 2025, Endeavor OpCo entered into a stock purchase agreement with Vincent K. McMahon, pursuant to which Endeavor OpCo agreed to purchase 1,579,080 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $158.32 for an aggregate of $250.0 million. These shares of TKO Class A common stock purchased by Endeavor OpCo are included in the calculation of Endeavor’s total voting interest in TKO.

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

On February 13, 2025, the Company’s board of directors declared its inaugural quarterly cash dividend to holders of Class A common stock in the amount of $0.38 per share, which was paid on March 31, 2025 to stockholders of record as of March 14, 2025. On May 30, 2025, the Company's board of directors declared a quarterly cash dividend to holders of Class A common stock in the amount of $0.38 per share, which was paid on June 30, 2025 to stockholders of record as of June 13, 2025. Each quarterly dividend payment represented a pro rata distribution of approximately $75 million from TKO OpCo to its equityholders, of which TKO used its portion to fund the cash dividend to its Class A common stockholders. No dividend was declared or paid on the Company’s Class B common stock, which does not have economic rights.

Net Parent Investment and Accumulated Other Comprehensive Loss

In connection with the Endeavor Asset Acquisition of the Acquired Businesses on February 28, 2025, and the retrospective combination of their results with TKO beginning on September 12, 2023 (the date of TKO’s formation), the portion of net parent investment related to the Acquired Businesses as of September 12, 2023, totaling $1,552.1 million, was reclassified to nonredeemable non-controlling interest. Similarly, the portion of accumulated other comprehensive loss attributable to the Acquired Businesses as of that date, totaling $67.8 million, was also reclassified to nonredeemable non-controlling interest. These reclassifications reflect that TKO Class A common stockholders did not have an economic interest in the Acquired Businesses' historical activity prior to the closing date of the Endeavor Asset Acquisition. Following the close of the Endeavor Asset Acquisition on February 28, 2025, the balance of nonredeemable non-controlling interest related to the Acquired Businesses continues to represent Endeavor Group Holdings, Inc.'s and its subsidiaries' retained economic interest, but is now held through TKO OpCo. As of June 30, 2025, this balance reflects Endeavor Group Holdings, Inc.' and its subsidiaries' ownership in TKO OpCo, which is exchangeable for shares of TKO Class A common stock.

TKO Ownership Interests

As of June 30, 2025, the Company owned 41.3% of TKO OpCo and EGH and its subsidiaries owned 58.7% of TKO OpCo.

As of June 30, 2025, EGH and its subsidiaries collectively controlled 61.7% of the voting interests in TKO through their ownership of both TKO Class A common stock and TKO Class B common stock.

10. NON-CONTROLLING INTERESTS

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

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and six months after the consummation of the investment. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of June 30, 2025 and December 31, 2024, the estimated redemption value was $21.9 million.

The changes in carrying value of the redeemable non-controlling interest were as follows (in thousands):

Balance — December 31, 2023	$11,594
Net income attributable to non-controlling interest holders	1,485
Accretion	—
Balance — June 30, 2024	$13,079

Balance — December 31, 2024	$21,864
Net income attributable to non-controlling interest holders	4,947
Accretion	(4,947)
Balance — June 30, 2025	$21,864

11. EQUITY-BASED COMPENSATION

Equity-based compensation expense, which is included within direct operating costs and selling, general and administrative expenses on the Company’s consolidated statements of operations, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
EGH 2021 Plan	$462	$1,850	$2,583	$4,640
Replacement Awards under WWE 2016 Plan	8,096	7,164	14,341	15,786
TKO 2023 Plan	23,884	15,353	45,020	34,166
Other awards (1)	554	2,445	1,323	4,400
Equity-based compensation expense	$32,996	$26,812	$63,267	$58,992

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

Upon the close of the Endeavor Asset Acquisition, the Company issued 160,455 shares of TKO Class A common stock for an aggregate value of $23.5 million to NFL Properties LLC, as set forth in the Endeavor Asset Acquisition Agreement (such shares, the "NFLP Shares"). Two-thirds of the NFLP Shares were issued with restrictive legends that prohibit NFLP from transferring (i) one-third of the NFLP Shares on or before the 18-month anniversary of the consummation of the Endeavor Asset Acquisition and (ii) one-third of the NFLP Shares on or before the 36-month anniversary of the consummation of the Endeavor Asset Acquisition. During the six months ended June 30, 2025, the Company recorded equity-based compensation expenses of approximately $2.0 million associated with the issuance of the NFLP Shares, which are included within direct operating costs in the Company's consolidated statements of operations.

In January 2024, WWE entered into an Independent Services Contractor and Merchandising Agreement (the “DJ Services Agreement”) with Dwayne Johnson, a member of the Company’s board of directors, pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. See Note 17, Related Party Transactions, for further discussion. As consideration for Mr. Johnson’s services provided under the DJ Services Agreement, the Company granted Mr. Johnson RSUs for an aggregate value of $30.0 million under the TKO 2023 Plan. During the three and six months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expenses of approximately $1.0 million and $6.7 million, and $2.0 million and $15.7 million, respectively, associated with these RSUs, which are included within direct operating costs in the Company’s consolidated statements of operations.

12. EARNINGS PER SHARE ("EPS")

Basic earnings per share is calculated utilizing net income (loss) available to common stockholders of the Company during the three and six months ended June 30, 2025 and 2024, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income (loss) available to common stockholders by the diluted weighted average shares outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (refer to Note 11, Equity-based Compensation) were anti-dilutive during the six months ended June 30, 2024.

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

The following table presents the computation of basic and diluted net earnings (loss) per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to TKO Group Holdings, Inc.	$98,365	$59,107	$156,773	$(44,733)
Effect of dilutive securities:
Adjustment to net income attributable to TKO Group Holdings, Inc. from the assumed conversion of Class B shares	135,108	—	198,869	—
Net income (loss) attributable to TKO Group Holdings, Inc. used in computing diluted earnings (loss) per share	$233,473	$59,107	$355,642	$(44,733)

Denominator
Weighted average Class A Common Shares outstanding - Basic	81,757,675	80,884,513	81,664,928	81,618,084
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	1,363,053	966,875	1,276,791	—
Additional shares from the assumed conversion of Class B shares	116,158,615	—	107,506,893	—
Weighted average number of shares used in computing diluted earnings (loss) per share	199,279,343	81,851,388	190,448,612	81,618,084

Basic earnings (loss) per share	$1.20	$0.73	$1.92	$(0.55)
Diluted earnings (loss) per share	$1.17	$0.72	$1.87	$(0.55)

Securities that are anti-dilutive this period
Unvested RSUs	608	—	1,375	2,176,271
Unvested PSUs	—	—	—	306,975
TKO Class B Common Shares	—	89,616,891	—	89,616,891

13. INCOME TAXES

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

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. During the six months ended June 30, 2024, the Company treated the preliminary legal settlement related to UFC antitrust lawsuit of $335.0 million (increased to $375.0 million on September 26, 2024), as described in Note 15, Commitments and Contingencies, discretely. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and six months ended June 30, 2025 and 2024, respectively, adjusted for discrete items as noted.

The provision for income taxes for the three months ended June 30, 2025 and 2024 was $46.5 million and $6.6 million, respectively, based on pretax income of $312.3 million and $51.7 million, respectively. The effective tax rate was 14.9% and 12.8% for the three months ended June 30, 2025 and 2024, respectively. The provision for income taxes for the six months ended June 30, 2025 and 2024 was $67.7 million and $0.9 million, respectively, based on pretax income (loss) of $496.5 million and $(191.3) million, respectively. The effective tax rate was 13.6% and (0.5)% for the six months ended June 30, 2025 and 2024, respectively. The tax provision for the six months ended June 30, 2025 differs from tax benefit in the same period in 2024 primarily due to the preliminary legal settlement related to the UFC antitrust lawsuit of $335.0 million that resulted in the recognition of discrete tax benefits of $39.6 million during the six months ended June 30, 2024. Any tax balances reflected on the Company’s consolidated balance sheets as of June 30, 2025 will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2025.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, non-controlling interest, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of June 30, 2025 and December 31, 2024, the Company had unrecognized tax benefits of $37.8 million and $38.0 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) on the Company's consolidated statement of operations. Accrued interest and penalties of $15.6 million and $12.9 million are included as a component of the related tax liabilities on the Company's consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. Of the $53.4 million combined unrecognized tax benefits and accrued interest and penalties as of June 30, 2025, $49.2 million is subject to an offsetting indemnity asset, as set forth in the Endeavor Asset Acquisition Agreement, which is included as a component of Other assets on the Company's consolidated balance sheets and a corresponding contribution from members on the statement of stockholders' equity.

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

Other Matters

On July 4, 2025, President Trump signed the “One Big Beautiful Bill Act” (“OBBBA”) into law. This legislation introduces several changes to U.S. federal income tax law, such as an expansion of the rules related to deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and reinstating the bonus depreciation deduction for qualified property. The OBBBA also restores the EBITDA-based business interest expense limitation under Section 163(j) of the Code, and modifies the computation of certain taxes related to international operations. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We are currently assessing the impact of this legislation on our financial statements.

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). Various jurisdictions have adopted or are in the process of enacting legislation to adopt GloBE rules and other countries are expected to adopt GloBE rules in the future. While changes in tax laws in the various countries in which the Company operates can negatively impact the Company’s results of operations and financial position in future periods, the Company’s impact related to the adoption of the GloBE rules was not material to the Company’s consolidated financial position. In June 2025, the G7 and the U.S. Department of the Treasury issued a statement that outlined a shared understanding to exclude U.S. parented groups from certain aspects of the Pillar 2 global minimum tax rules (the "G7 Statement"). We will continue to monitor developments related to the G7 Statement, which has not yet been incorporated into the OECD framework. As countries continue to enact and refine the Pillar 2 rules, we will evaluate the impact on our financial position.

14. RESTRUCTURING CHARGES

During 2023 and 2024, the Company initiated a cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC following the formation of TKO. During the first quarter of 2025, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of the Acquired Businesses. The Company recorded restructuring charges of $4.3 million and $5.5 million, and $5.8 million and $17.1 million, for the three and six months ended June 30, 2025 and 2024, respectively, related to these programs. These amounts include equity-based compensation expenses of $0.9 million and $3.3 million for the three and six months ended June 30, 2024, respectively. These restructuring charges are recorded in accrued liabilities and additional paid-in-capital on the consolidated balance sheets and within direct operating costs and selling, general and administrative expenses in the consolidated statements of operations, respectively.

Changes in the Company’s restructuring liability through June 30, 2025 were as follows (in thousands):

Balance — December 31, 2024	$3,232
Restructuring charges	5,824
Payments	(4,471)
Balance — June 30, 2025	$4,585

15. COMMITMENTS AND CONTINGENCIES

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

UFC Legal Proceedings

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services. The plaintiffs sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On September 26, 2024, following the court's denial of an earlier proposed settlement agreement, the Company reached an agreement with the plaintiffs to settle all claims asserted in the Le case for an aggregate amount of $375.0 million payable in installments over an agreed-upon period of time by the Company (the “Updated Settlement Agreement”). The terms of the Updated Settlement Agreement were preliminarily approved by the district court on October 22, 2024. The Updated Settlement Agreement was granted final approval by the district court on February 6, 2025. In connection with the Updated Settlement Agreement, the Company recorded charges of $375.0 million during the year ended December 31, 2024, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations. The Company paid $125.0 million of the aggregate $375.0 million settlement amount into escrow in late October 2024, shortly following receipt of preliminary approval, and another $125.0 million into escrow in February 2025 shortly following receipt of final approval, in accordance with the terms of the Updated Settlement Agreement. The Company made the third and final payment covering the remaining $125.0 million in June 2025. The Company anticipates that the settlement amount will be deductible for tax purposes.

On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017, to the present. The Johnson case alleges substantially similar claims to the Lecase and seeks injunctive relief. No trial date has been set in the Johnson action and the parties are in the midst of the discovery process.

On May 23, 2025, Cirkunovs v. Zuffa, LLC et al., No. 2:25-cv-00914-RFB-BNW (D. Nev.) (the “Cirkunovs” case), was filed by a putative class of former UFC fighters who signed contracts with arbitration clauses and class action waiver agreements during the period July 1, 2017, to the present. The complaint in Cirkunovs contains nearly identical allegations to Johnson and further alleges that the arbitration clauses and class action waivers contained in the fighters’ contracts are unenforceable. The Cirkunovs complaint seeks injunctive relief invalidating these arbitration clauses and class action waivers, as well as treble damages under the antitrust laws and attorneys’ fees and costs.

On May 29, 2025, a similar complaint was filed by a current Professional Fighters League fighter named Phil Davis. Davis v. Zuffa, LLC et al., No. 2:25-cv-00946-RFB-BNW (D. Nev.) (the “Davis” case). The Davis complaint also asserts nearly identical allegations as in Johnson and Cirkunovs, except Davis seeks to represent a class of fighters who competed in U.S.-bouts for non-UFC promotions from May 29, 2021, onward, excluding all currently contracted UFC fighters, as well as the Johnson and Cirkunovs class members. The Davis case alleges UFC’s alleged anticompetitive conduct impairs the ability of non-UFC fighters to advance their careers and artificially suppresses non-UFC fighter pay. The Davis case does not seek monetary damages and instead seeks injunctive relief. No trial date has been set in the Cirkunovs or Davis action, and discovery has not yet begun.

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

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive, John Laurinaitis, in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and Mr. Lauinaitis and asserting claims under the Trafficking Victims Protection Act. On May 30, 2025, Mr. Laurinaitis was dismissed from the matter with prejudice pursuant to a stipulation of dismissal. WWE has moved to compel the matter to arbitration, and its motion is pending.

On October 23, 2024, five unnamed plaintiffs filed a lawsuit against Mr. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former World Wrestling Federation ring announcer during the 1980s. On April 28, 2025, plaintiffs filed an amended complaint adding three unnamed plaintiffs, but no new defendants. Defendants WWE and TKO, as well as Mr. McMahon and Linda McMahon, each moved to dismiss all claims on June 11, 2025.

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

IMG Legal Proceedings

In July 2017, the Italian Competition Authority (“ICA”) issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including IMG. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. IMG investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined IMG approximately EUR 0.3 million. As part of its decision, the ICA acknowledged IMG's cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs (the “Original Plaintiffs”) and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or “Lega Nazionale,” and together with the three clubs, the “Plaintiffs”) each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants deriving from the lower value of the media rights in amounts totaling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,750 million relating to Lega Nazionale, along with attorneys’ fees and costs. Since December 2020, four additional clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim damages deriving from the lower value of the media rights in amounts in the aggregate totaling EUR 251.5 million. The Original Plaintiffs and these four additional clubs are also seeking additional damages relating to alleged lost profits and additional charges, quantified in the fourth quarter of 2022 in amounts totaling EUR 1,675 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 284.9 million, in the case of five clubs, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other five cases. Collectively, the interventions of these 14 clubs are the “Interventions.” By judgment issued on May 8, 2024, the Court of Milan ruled that the clubs have a concurrent right to bring a claim, and Lega Nazionale is entitled to retain only 10% of the aggregate loss suffered (if any) by the clubs deriving from the lower value of the media rights. IMG reserved the right to appeal the partial ruling. In December 2022, one further football club filed a separate claim against IMG and certain other unrelated parties seeking damages from all defendants deriving from the lower value of the media rights in the amount of EUR 326.9 million, in addition to alleged additional damages relating to lost profits and additional charges which the club, with defensive brief on May 13, 2024, quantified in amounts totaling EUR 513.5 million. On December 3, 2024, this latter lawsuit was consolidated with the one brought by the Plaintiffs. During April to June 2025, two additional clubs intervened in the proceedings in support of Lega Nazionale’s claims. Such clubs did not bring new claims but only supported those of the Lega Nazionale. Currently, the total number of Interventions amounts to 16 clubs. In July 2025, a third-party purchased the claim of one of the intervening clubs in support of Lega Nazionale and intervened into the proceedings. This third-party purchaser has merely taken over an existing claim. IMG has defended in its submissions to date, and intends to continue to defend, against all of the damages claims, Interventions and any related claims, and management believes that IMG has meritorious defenses to these claims, including the absence of actual damage. IMG may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against IMG or settlement entered into, including with respect to claims or actions brought by other parties, will be indemnified and paid directly by Endeavor Group Holdings, Inc., as set forth in the Endeavor Asset Acquisition Agreement or other agreements between the Company and Endeavor Group Holdings, Inc.

16. SEGMENT INFORMATION

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

The Company also reports the results for the “Corporate and Other” group. The Corporate and Other group reflects operations not allocated to the UFC, WWE or IMG segments and primarily consists of general and administrative expenses as well as operations of PBR and boxing. Boxing includes the joint venture with Sela Company for the Zuffa Boxing brand as well as promotional services TKO provides for boxing events.

Revenue from our Corporate and Other group principally consists of media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer product licensing agreements of PBR-branded products. Revenue also consists of management fees for services provided to certain equity method investments primarily related to boxing.

General and administrative expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support all reportable segments. Corporate and Other expenses also include service fees paid by the Company to EGH and its subsidiaries under the Services Agreement, inclusive of fees paid for revenue producing services related to the segments. On the closing date of the Endeavor Asset Acquisition, the Services Agreement between EGH and TKO OpCo was terminated and the Transition Services Agreement was entered into between the EGH Parties, TWI and the TKO Parties.

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

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
UFC:	2025	2024	2025	2024
Revenue	$415,835	$394,358	$775,582	$707,348
Direct operating costs (1)	116,283	119,637	205,955	201,952
Selling, general and administrative expenses (1)	54,760	42,824	97,442	78,416
Adjusted EBITDA	$244,792	$231,897	$472,185	$426,980

	Three Months Ended		Six Months Ended
	June 30,		June 30,
WWE:	2025	2024	2025	2024
Revenue	$556,142	$456,803	$947,682	$773,524
Direct operating costs (1)	142,656	127,052	264,724	227,810
Selling, general and administrative expenses (1)	83,747	78,439	159,279	154,189
Adjusted EBITDA	$329,739	$251,312	$523,679	$391,525

	Three Months Ended		Six Months Ended
	June 30,		June 30,
IMG:	2025	2024	2025	2024
Revenue	$306,590	$319,596	$782,858	$869,248
Direct operating costs (1)	202,770	313,527	527,787	692,087
Selling, general and administrative expenses (1)	74,826	97,319	152,616	187,128
Adjusted EBITDA	$28,994	$(91,250)	$102,455	$(9,967)

(1)
Direct operating costs and selling, general and administrative expenses included in the measure of Adjusted EBITDA for each segment excludes reconciling items included in the reconciliation of segment profitability below.

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
UFC	$415,835	$394,358	$775,582	$707,348
WWE	556,142	456,803	947,682	773,524
IMG	306,590	319,596	782,858	869,248
Total revenue from reportable segments	$1,278,567	$1,170,757	$2,506,122	$2,350,120
Corporate and Other	44,632	40,938	99,009	93,167
Eliminations	(14,757)	(18,504)	(27,889)	(27,648)
Total revenue	$1,308,442	$1,193,191	$2,577,242	$2,415,639

Reconciliation of segment profitability

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
UFC	$244,792	$231,897	$472,185	$426,980
WWE	329,739	251,312	523,679	391,525
IMG	28,994	(91,250)	102,455	(9,967)
Total Adjusted EBITDA from reportable segments	603,525	391,959	1,098,319	808,538
Corporate and Other	(77,037)	(91,122)	(154,453)	(168,827)
Total Adjusted EBITDA	526,488	300,837	943,866	639,711
Reconciling items:
Equity earnings of affiliates	(7,310)	(1,118)	(9,834)	(3,925)
Interest expense, net	(48,207)	(62,979)	(92,972)	(124,156)
Depreciation and amortization	(99,397)	(118,912)	(199,932)	(240,981)
Equity-based compensation expense (1)	(32,996)	(26,812)	(63,267)	(58,992)
Merger and acquisition costs (2)	(4,268)	(2,406)	(44,040)	(2,926)
Certain legal costs (3)	(9,693)	(5,992)	(16,151)	(351,191)
Restructuring, severance and impairment (4)	(4,305)	(30,421)	(5,824)	(39,970)
Other adjustments (5)	(8,053)	(523)	(15,373)	(8,887)
Income (loss) before income taxes and equity earnings of affiliates	$312,259	$51,674	$496,473	$(191,317)

(1)
Equity-based compensation represents non-cash compensation expense for various awards issued under the TKO 2023 Incentive Award Plan, awards assumed in connection with the acquisition of WWE in September 2023, and awards issued under Endeavor Group Holdings, Inc.’s 2021 Plan. For the three and six months ended June 30, 2025 and 2024, equity-based compensation includes $1.0 million and $6.7 million, and $2.0 million and $15.7 million, respectively, of expense associated with certain services provided by an independent contractor in the WWE segment. For the three and six months ended June 30, 2024, equity-based compensation includes $0.9 million and $3.3 million, respectively, of expense associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate and Other.
(2)
Includes certain costs of professional advisors related to strategic transactions, primarily the Endeavor Asset Acquisition.
(3)
Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the six months ended June 30, 2024, these costs include the preliminary legal settlement of the UFC antitrust lawsuit for $335.0 million, as described in Note 15, Commitments and Contingencies.
(4)
Includes costs resulting from the Company’s cost reduction program as described in Note 14, Restructuring Charges. For the three and six months ended June 30, 2024, the Company recorded an impairment charge of $24.3 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 5, Supplementary Data.
(5)
For the three months ended June 30, 2025, other adjustments primarily reflect losses on foreign exchange transactions, partially offset by a net gain of $2.2 million related to the sale of certain equity method investments. For the six months ended June 30, 2025, other adjustments primarily reflect losses on foreign exchange transactions and also includes a net loss of $2.5 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building. Other adjustments for three and six months ended June 30, 2024 primarily reflects losses on foreign exchange transactions.

17. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), which collectively own approximately 61.7% of the voting interest in TKO as of June 30, 2025, provide various services to the Company and, upon consummation of the Transactions, such services are provided pursuant to the Services Agreement which was terminated upon consummation of the Endeavor Asset Acquisition. Additionally, the Company and EGH entered into the Transition Services Agreement effective February 28, 2025. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Event and other licensing revenues earned from the Group	$4,267	$532	$5,636	$1,718
Expenses incurred with the Group included in direct operating costs (1)	8,447	6,393	13,889	10,763
Expenses incurred with the Group included in selling, general and administrative expenses (2)	10,765	7,222	20,285	11,992
Interest (income) expense with the Group (3)	213	3,174	(3,704)	6,838
Net expense resulting from Group transactions included within net income (loss)	$(15,158)	$(16,257)	$(24,834)	$(27,875)

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
(3)
The interest (income) expense relate to loans due to or from the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		June 30,	December 31,
	Classification	2025	2024
Amounts due from the Group	Other current assets	$35,457	$30,450
Amounts due from the Group	Other assets	$49,224	$—
Amounts due to the Group	Other current liabilities	$(37,043)	$(12,077)

Prior to February 28, 2025, the Company reimbursed the Group for third-party costs incurred on the Company’s behalf under the Services Agreement, which was terminated effective that date. During the six months ended June 30, 2025 and 2024, the Company reimbursed $0.1 million and $4.4 million, respectively, under the prior agreement. Under the new Transition Services Agreement, during the three months ended June 30, 2025, the Company reimbursed the Group $7.0 million for third-party costs incurred on the Company’s behalf and received $5.2 million in cash payments for services provided to the Group.

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

The allocations of General Corporate Expenses, applicable for periods prior to the Endeavor Asset Acquisition on February 28, 2025, are reflected in the combined statements of operations as follows (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$—	$23,725	$21,698	$54,455
Other expense, net	—	30	(11)	78
Total General Corporate Expenses	$—	$23,755	$21,687	$54,533

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

Nonredeemable non-controlling interests as of June 30, 2024 in the combined balance sheets and net transfers from parent in the combined statement of stockholders’ equity represent Endeavor Group Holdings Inc.’s historical investment in the Acquired Businesses and include net earnings (loss) after taxes (Endeavor Group Holdings, Inc.’s basis) and the net effect of transactions with and cost allocations from EGH and its subsidiaries. Also included in these line items are the contributions made by the Company during this period. Such balances are reflected in the combined statements of cash flows based on the cash flows made by Endeavor Group Holdings, Inc. These cash flows are included within net transfers to parent within cash flows form financing activities.

The following table summarizes the components of the net transfers to parent in nonredeemable non-controlling interests for the three and six months ended June 30, 2025 and 2024 (applicable for periods prior to the Endeavor Asset Acquisition on February 28, 2025):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash pooling and general financing activities (1)	$—	$(97,371)	$(242,698)	$(121,900)
Corporate allocations	—	22,244	21,688	53,022
Contributions	—	1,850	—	4,640
Net transfers (to)/from parent per the Combined Statements of Equity	$—	$(73,277)	$(221,010)	$(64,238)
Equity based compensation expense (2)	—	(4,295)	(1,250)	(9,040)
Currency translation adjustments on intercompany transactions	—	4,194	1,940	10,012
Taxes deemed settled with Parent	—	17,374	3,309	8,550
Net loss on foreign currency transactions	—	(163)	586	(3,174)
Distributions not settled in cash	—	(11,690)	—	(12,334)
Contract balances retained by Parent and other	—	—	93,900	—
Net transfers to parent per the Combined Statements of Cash Flows	$—	$(67,857)	$(122,525)	$(70,224)
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

As consideration for Mr. Johnson’s services pursuant to the DJ Services Agreement, and in respect of the intellectual property grants and licenses made by Mr. Johnson and his affiliates in connection therewith, Mr. Johnson received an RSU award for an aggregate value of $30.0 million. During the three and six months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense of $1.0 million and $6.7 million, and $2.0 million and $15.7 million, respectively, associated with this award, which is included within direct operating costs in our consolidated statements of operations.

Mr. Johnson also receives annual royalties from WWE and will be entitled to receive royalties in connection with the sale of licensed products that utilize the Assigned IP and his name, likeness and other intellectual property rights in accordance with the DJ Services Agreement. For the three and six months ended June 30, 2025 and 2024, the Company paid $0.3 million and $0.3 million, and $0.5 million and $0.4 million, respectively, of royalties that were earned by Mr. Johnson. In addition, Mr. Johnson is entitled to reimbursement for certain travel expenses associated with delivering services under the DJ Services Agreement, of which $0.4 million and $0.6 million, $0.6 million and $2.5 million, was incurred by the Company during the three and six months ended June 30, 2025 and 2024, respectively, and is included as a component of selling, general and administrative expenses in our consolidated statements of operations.

Other Related Parties

As of June 30, 2025, the Company has an equity-method investment in Euroleague Ventures S.A. ("Euroleague"), a related party. For the three and six months ended June 30, 2025 and 2024, the Company recognized revenue of $3.2 million and $2.0 million, and $8.0 million and $5.5 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the IMG segment. Also, for the three and six months ended June 30, 2025 and 2024, the Company recognized revenue of $2.7 million and $2.3 million, and $7.6 million and $6.7 million, respectively, for production services provided to Euroleague which are included in the IMG segment. As of June 30, 2025 and December 31, 2024, the Company had a related party receivable of $13.8 million and $10.9 million, respectively.

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

On February 28, 2025, TKO Operating Company, LLC, a Delaware limited liability company (“TKO OpCo”), and TKO Group Holdings, Inc., a Delaware corporation (together with TKO OpCo, the “TKO Parties”), completed the acquisition of the IMG business, including certain businesses operating under the IMG brand, On Location, and the Professional Bull Riders (“PBR”) (collectively, the "Acquired Businesses"), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”) (the “Endeavor Asset Acquisition”).

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

The following is a discussion and analysis of, and a comparison between, our results of operations for the three and six months ended June 30, 2025 and 2024.

Overview

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment brands. The Company monetizes its brands through four principal activities: (i) Media rights, production and content, (ii) Live events and hospitality, (iii) Partnerships and marketing, and (iv) Consumer products licensing.

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

Segments

As of June 30, 2025, we operated our business under three reportable segments, UFC, WWE and IMG. In addition, we also report results for the “Corporate and Other” group, which incurs revenue and expenses that are not allocated to the business segments. As a result of the close of the Endeavor Asset Acquisition, the Company determined that IMG, as described below, is a third reportable segment. Refer to Note 16, Segment Information, within the unaudited consolidated financial statements included within this Quarterly Report on Form 10-Q.

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

IMG

The IMG segment reflects the operations of the following businesses:

•
The IMG business is an independent global distributor of sports programming selling media rights on behalf of rights holders and is a producer of sports programming responsible for content on behalf of sports federations, associations and events.
•
On Location is a premium experiential hospitality business, offering ticketing, curated guest experiences, live event production and travel management services.

Revenue from our IMG segment principally consists of media rights sales, commissions, production services and studio fees; ticket and premium experience sales; and partnerships and marketing.

Corporate and Other

Corporate and Other reflects operations not allocated to the UFC, WWE or IMG segments and primarily consists of general and administrative expenses as well as operations of PBR and boxing. PBR owns the Professional Bull Riding brand, which organizes bull riding competitions, promotes the sport and its athletes through live events and broadcasts. Boxing includes the joint venture with Sela Company for the Zuffa Boxing brand as well as promotional services TKO provides for boxing events.

Revenue from our Corporate and Other group principally consists of media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer product licensing agreements of PBR-branded products. Revenue also consists of management fees for services provided to certain equity method investments primarily related to boxing.

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

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2025 and 2024. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$1,308.4	$1,193.2	$2,577.2	$2,415.6
Operating expenses:
Direct operating costs	476.4	591.2	1,044.0	1,196.8
Selling, general and administrative expenses	364.3	368.2	727.6	1,036.5
Depreciation and amortization	99.4	118.9	199.9	241.0
Total operating expenses	940.1	1,078.3	1,971.5	2,474.3
Operating income (loss)	368.3	114.9	605.7	(58.7)
Other expenses:
Interest expense, net	(48.2)	(63.0)	(93.0)	(124.2)
Other expense, net	(7.8)	(0.2)	(16.2)	(8.4)
Income (loss) before income taxes and equity earnings of affiliates	312.3	51.7	496.5	(191.3)
Provision for income taxes	46.5	6.6	67.7	0.9
Income (loss) before equity earnings of affiliates	265.8	45.1	428.8	(192.2)
Equity earnings of affiliates, net of tax	(7.3)	(1.1)	(9.8)	(3.9)
Net income (loss)	273.1	46.2	438.6	(188.3)
Less: Net income (loss) attributable to non-controlling interests	174.8	(12.9)	281.9	(143.5)
Net income (loss) attributable to TKO Group Holdings, Inc.	$98.3	$59.1	$156.7	$(44.8)

Revenue

Revenue increased by $115.2 million, or 10%, to $1,308.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

•
UFC revenue increased by $21.5 million, or 5%. This increase was primarily due to $24.1 million of greater partnerships revenue from new sponsors and increases in fees from renewals, as well as $9.9 million of increased media rights, production and content revenue from higher domestic and international rights fees resulting from increases in contractual revenues, compared to the prior year. These increases were partially offset by $10.6 million of lower live event revenue driven by lower site fees revenue associated with the timing of certain international events and a decrease of $1.9 million in consumer products licensing revenue from lower royalties on UFC-branded products.
•
WWE revenue increased by $99.4 million, or 22%. This increase was primarily due to $41.6 million of increased live event revenue, which was the result of higher ticket sales revenue, driven by WrestleMania 41 in Las Vegas, combined with increased site fee revenue associated with WWE’s premium live events, most notably Night of Champions held in Riyadh, Saudi Arabia. This increase was also driven by $33.6 million of higher partnerships revenue from new sponsors and increases in fees from renewals. Additionally, WWE generated $18.2 million of higher media rights, production and content revenue associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, which was attributable to the new global content distribution agreement with Netflix that became effective in January 2025 and the format expansion of WWE’s SmackDown programming, as well as $6.0 million of increased consumer products licensing revenue related to the sale of WWE-branded products, including merchandise and video game sales, compared to the prior year.
•
IMG revenue decreased by $13.0 million, or 4%. This decrease was primarily driven by lower revenues of $13.5 million from the IMG business due to a reduction in media rights revenue primarily from no longer having rights to the FA Cup which did not transfer to the Company pursuant to the Endeavor Asset Acquisition Agreement. This reduction was partially offset by higher revenue associated with new production agreements, most notably Saudi Pro League.
•
Corporate and Other revenue increased by $3.7 million, or 9%, compared to the prior year, primarily driven by higher management fees for services provided to certain equity method investments primarily related to boxing.

Revenue increased by $161.6 million, or 7%, to $2,577.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

•
UFC revenue increased by $68.2 million, or 10%. This increase was primarily due to $39.8 million of higher partnerships revenue from new sponsors and increases in fees from renewals, as well as $19.5 million of increased media rights, production and content revenue from higher domestic and international rights fees resulting from increases in contractual revenues, compared to the prior year. Additionally, UFC generated $12.7 million of greater live event revenue driven by higher site fee revenue associated with the timing of certain international events, including a Fight Night event held in Baku, Azerbaijan and higher average ticket sales revenue per event. These increases were partially offset by a decrease of $3.8 million in consumer product licensing revenue from lower royalties on UFC-branded products compared to the prior year.
•
WWE revenue increased by $174.2 million, or 23%. This increase was primarily due to $67.8 million of increased live event revenue, which was the result of higher ticket sales revenue, driven by WrestleMania 41 in Las Vegas, coupled with increased site fee revenue associated with WWE’s premium live events, most notably Night of Champions held in Riyadh, Saudi Arabia. This increase was also driven by $48.7 million of higher media rights, production and content revenue associated with domestic and international rights fees for WWE’s flagship programs, Raw, SmackDown and NXT, which was attributable to the new global content distribution agreement with Netflix that became effective in January 2025 and the format expansion of WWE’s SmackDown programming, as well as $45.4 million of higher partnerships revenue from new sponsors and increases in fees from renewals. Additionally, WWE generated $12.3 million of increased consumer products licensing related to the sale of WWE-branded products, including video games, merchandise and collectibles sales, compared to the prior year.
•
IMG revenue decreased by $86.4 million, or 10%. This decrease was driven by lower revenues of $57.6 million from On Location, due to lower hospitality sales primarily driven by less favorable locations related to the Super Bowl and collegiate Bowl Games compared to the prior year. Additionally, lower revenues of $28.8 million from the IMG business were driven by a reduction in media rights revenue primarily from no longer having rights to the FA Cup, as these rights did not transfer to the Company pursuant to the Endeavor Asset Acquisition Agreement. This reduction was partially offset by higher revenue associated with new production agreements, most notably Saudi Pro League.
•
Corporate and Other revenue increased by $5.9 million, or 6%, primarily driven by higher management fees for services provided to certain equity method investments primarily related to boxing, coupled with higher ticket sales and partnerships revenue from PBR compared to the prior year.

Direct Operating Costs

Direct operating costs decreased by $114.8 million, or 19%, to $476.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

•
UFC direct operating costs decreased by $3.3 million, or 3%. This decrease was primarily due to $6.1 million of a decrease in production, marketing, athlete and other event-related costs driven by changes in event cards, as well as the location mix of events compared to the prior year.
•
WWE direct operating costs increased by $9.1 million, or 7%. This increase was primarily driven by $15.2 million of higher production and talent-related costs associated with WWE's weekly television programming and premium live events, including WrestleMania 41 in Las Vegas, partially offset by $3.2 million of lower event-related costs driven by the reduction in non-televised events compared to the prior year.
•
IMG direct operating costs decreased by $110.7 million, or 35%. This decrease was driven by costs of $85.7 million from On Location in the prior year largely relating to the write down of unsold tickets for the 2024 Paris Olympics. Additionally, lower costs of $25.0 million from the IMG business were primarily due to lower media rights fees associated with no longer having rights to the FA Cup.
•
Corporate and Other direct operating costs decreased by $9.1 million, or 24%. This decrease was primarily driven by service fees paid to Endeavor Group Holdings, Inc. in the prior year for various operational functions that support revenue generating activities pursuant to the Services Agreement. The Services Agreement was terminated during the first quarter of 2025 in connection with the Endeavor Asset Acquisition. Additionally, lower costs of $3.2 million from PBR was primarily driven by lower production- and event-related costs compared to the prior year.

Direct operating costs decreased by $152.8 million, or 13%, to $1,044.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

•
UFC direct operating costs increased by $4.0 million, or 2%. This increase was primarily due to $4.3 million of higher production, marketing, athlete and other event-related costs primarily associated with the location mix of events and changes in event cards compared to the prior year.
•
WWE direct operating costs increased by $16.7 million, or 7%. This increase was primarily driven by $22.8 million of higher production and talent-related costs associated with WWE's weekly television programming and premium live events, including WrestleMania 41 in Las Vegas, partially offset by lower event-related costs driven by the reduction in non-televised events compared to the prior year.
•
IMG direct operating costs decreased by $162.4 million, or 23%. This decrease was driven by lower costs of $100.5 million from On Location due to higher costs in the prior year largely relating to the write down of unsold tickets for the 2024 Paris Olympics, coupled with decreased event-related costs in the prior year primarily from fewer hospitality sales associated with less favorable locations related to the Super Bowl and collegiate Bowl Games compared to the prior year. Additionally, lower costs of $61.8 million from the IMG business, was primarily due to lower media rights fees associated with no longer having rights to the FA Cup.
•
Corporate and Other direct operating costs decreased by $6.9 million, or 9%. This decrease was primarily driven by service fees paid to Endeavor Group Holdings, Inc. in the prior year for various operational functions that support revenue generating activities pursuant to the Services Agreement. The Services Agreement was terminated during the first quarter of 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.9 million, or 1%, to $364.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

•
UFC selling, general and administrative expenses increased by $16.5 million, or 36%. This increase was primarily driven by $17.7 million of higher personnel and travel costs compared to the prior year.
•
WWE selling, general and administrative expenses decreased by $14.5 million, or 13%. The prior year included an impairment charge of $24.3 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 5, Supplementary Data, to our unaudited consolidated financial statements included in this Quarterly Report. The current year included $11.5 million of higher personnel and travel costs compared to the prior year.
•
IMG selling, general, and administrative expenses decreased by $16.9 million, or 16%. This decrease was primarily driven by a reduction in third-party and personnel costs from On Location due to the timing of the Olympics as well as the impact of cost reduction initiatives in connection with the Endeavor Asset Acquisition.
•
Corporate and Other selling, general and administrative expenses increased by $6.6 million, or 6%. This increase was primarily driven by $26.7 million of higher cost of personnel and other operating expenses compared to the prior year. These increases were partially offset by $20.1 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses. The decrease in service fees paid to Endeavor Group Holdings, Inc. under the Services Agreement were mostly offset by fees paid under the Transition Services Agreement.

Selling, general and administrative expenses decreased by $308.9 million, or 30%, to $727.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

•
UFC selling, general and administrative expenses increased by $28.8 million, or 34%. This increase was primarily driven by $30.0 million of higher personnel and travel costs compared to the prior year.
•
WWE selling, general and administrative expenses decreased by $19.5 million, or 10%. The prior year included an impairment charge of $24.3 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 5, Supplementary Data, to our unaudited consolidated financial statements included in this Quarterly Report. The current year included $12.6 million of higher personnel and travel costs compared to the prior year, which were offset by the continuation of planned cost reduction initiatives implemented following the formation of TKO.

•
IMG selling, general, and administrative expenses decreased by $30.3 million, or 15%. This decrease was primarily driven by a reduction in third-party and personnel costs from On Location due to the timing of the Olympics as well as the impact of cost reduction initiatives in connection with the Endeavor Asset Acquisition.
•
Corporate and Other selling, general and administrative expenses decreased by $292.1 million, or 52%. This decrease was primarily driven by lower legal costs of $340.6 million, of which $335.0 million was due to charges recorded in the prior year associated with the preliminary legal settlement of the UFC antitrust lawsuit, as well as the impact of $29.1 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses. The decrease in service fees paid to Endeavor Group Holdings, Inc. under the Services Agreement were mostly offset by fees paid under the Transition Services Agreement. These declines were partially offset by $41.1 million of higher professional fees associated with strategic transactions, primarily the Endeavor Asset Acquisition, and $36.5 million of higher cost of personnel and other operating expenses compared to the prior year.

Depreciation and Amortization

Depreciation and amortization decreased by $19.5 million, or 16%, to $99.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily due to a decline of $18.0 million of expenses associated with certain WWE intangible assets that became fully amortized during the third quarter of 2024.

Depreciation and amortization decreased $41.1 million, or 17%, to $199.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily due to a decline of $36.1 million of expenses associated with certain WWE intangible assets that became fully amortized during the third quarter of 2024.

Interest Expense, Net

Interest expense, net decreased by $14.8 million, or 23%, to $48.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily driven by the refinancing of the Credit Facilities in November 2024 that resulted in New Term Loans with a lower interest rate.

Interest expense, net decreased by $31.2 million, or 25%, to $93.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by the refinancing of the Credit Facilities in November 2024 that resulted in New Term Loans with a lower interest rate.

Other Expense, Net

Other expense, net for the three months ended June 30, 2025 and 2024 was primarily driven by foreign currency transaction losses. Other expense, net for the three months ended June 30, 2025 includes a net gain of $2.2 million from the sale of certain equity method investments.

Other expense, net for the six months ended June 30, 2025 and 2024 primarily reflect losses on foreign exchange transactions. Other expense, net for the six months ended June 30, 2025 also includes a net loss of $2.5 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building.

Provision for Income Taxes

For the three months ended June 30, 2025, TKO recorded a provision for income taxes of $46.5 million compared to a provision of $6.6 million for the three months ended June 30, 2024. This change was primarily related to increased pretax income for the three months ended June 30, 2025.

For the six months ended June 30, 2025, TKO recorded a provision for income taxes of $67.7 million compared to a provision of $0.9 million for the six months ended June 30, 2024. This change was primarily related to the preliminary legal settlement for the UFC antitrust lawsuit of $335.0 million that resulted in a $39.6 million discrete tax benefit that was recognized in the prior year.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests was income of $174.8 million and loss of $12.9 million for the three months ended June 30, 2025 and 2024, respectively. The change was primarily due to the change in the amount of reported net income for the three months ended June 30, 2025 as compared to the reported net loss for the three months ended June 30, 2024, as well as the impact of the Endeavor Asset Acquisition. See Note 10, Non-Controlling Interests, to our unaudited consolidated financial statements included in this Quarterly Report for further details on the effect of the Endeavor Asset Acquisition to this line item.

Net income (loss) attributable to non-controlling interests was income of $281.9 million and loss of $143.5 million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily due to the change in the amount of reported net income for the six months ended June 30, 2025 as compared to the reported net loss for the six months ended June 30, 2024, as well as the impact of the Endeavor Asset Acquisition. See Note 10, Non-Controlling Interests, to our unaudited consolidated financial statements included in this Quarterly Report for further details on the effect of the Endeavor Asset Acquisition to this line item.

Segment Results of Operations

As described above, the following discussion and analysis of our financial condition and results of operations presents three reportable segments as of June 30, 2025: UFC, WWE and IMG, which were determined to be our reportable segments following the close of the Endeavor Asset Acquisition. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
UFC	$415.9	$394.4	$775.6	$707.4
WWE	556.2	456.8	947.7	773.5
IMG	306.6	319.6	782.9	869.3
Total revenue from reportable segments	1,278.7	1,170.8	2,506.2	2,350.2
Corporate and Other	44.6	40.9	99.0	93.1
Eliminations	(14.9)	(18.5)	(28.0)	(27.7)
Total Revenue	$1,308.4	$1,193.2	$2,577.2	$2,415.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Adjusted EBITDA:
UFC	$244.8	$231.9	$472.2	$427.0
WWE	329.8	251.3	523.7	391.5
IMG	29.0	(91.2)	102.5	(9.9)
Total Adjusted EBITDA from reportable segments	603.6	392.0	1,098.4	808.6
Corporate and Other	(77.1)	(91.2)	(154.5)	(168.9)
Total Adjusted EBITDA	$526.5	$300.8	$943.9	$639.7

UFC

The following table sets forth our UFC segment results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Media rights, production and content	$260.5	$250.6	$484.6	$465.1
Live events and hospitality	58.5	69.1	117.1	104.4
Partnerships and marketing	85.8	61.7	150.1	110.3
Consumer products licensing and other	11.1	13.0	23.8	27.6
Total Revenue	$415.9	$394.4	$775.6	$707.4

Direct operating costs	$116.3	$119.6	$206.0	$201.9
Selling, general and administrative expenses	$54.8	$42.9	$97.4	$78.5
Adjusted EBITDA	$244.8	$231.9	$472.2	$427.0
Adjusted EBITDA margin	59%	59%	61%	60%

UFC Operating Metrics:
Number of events
Numbered events	4	4	7	7
Fight Nights	7	7	15	15
Total events	11	11	22	22

Location of events
United States	9	9	16	18
International	2	2	6	4
Total events	11	11	22	22

WWE

The following table sets forth our WWE segment results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Media rights, production and content	$278.9	$260.7	$530.5	$481.8
Live events and hospitality	185.7	144.1	262.0	194.3
Partnerships and marketing	58.3	24.7	83.9	38.5
Consumer products licensing and other	33.3	27.3	71.3	58.9
Total Revenue	$556.2	$456.8	$947.7	$773.5

Direct operating costs	$142.6	$127.1	$264.7	$227.8
Selling, general and administrative expenses	$83.8	$78.4	$159.3	$154.2
Adjusted EBITDA	$329.8	$251.3	$523.7	$391.5
Adjusted EBITDA margin	59%	55%	55%	51%

WWE Operating Metrics:
Number of events
Premium live events	8	7	11	10
Televised events	40	39	80	77
Non-televised events	12	28	30	62
Total events	60	74	121	149

Location of events
United States	58	60	105	133
International	2	14	16	16
Total events	60	74	121	149

IMG

The following table sets forth our IMG segment results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Media rights, production and content	$163.4	$172.5	$324.7	$350.0
Live events and hospitality	132.1	128.2	420.6	481.3
Partnerships and marketing	7.9	14.5	30.2	27.5
Consumer products licensing and other	3.2	4.4	7.4	10.5
Total Revenue	$306.6	$319.6	$782.9	$869.3

Direct operating costs	$202.8	$313.5	$527.8	$692.1
Selling, general and administrative expenses	$74.8	$97.3	$152.6	$187.1
Adjusted EBITDA	$29.0	$(91.2)	$102.5	$(9.9)
Adjusted EBITDA margin	9%	(29)%	13%	(1)%

IMG Business Operating Metrics:
Number of clients with events (1)
Rights	77	94	97	105
Studios	91	85	118	101
Event management	18	19	27	25
Total	186	198	242	231

(1) Represents unique clients generating revenue in the period; quarterly counts may include repeats.

	Three Months Ended				Six Months Ended
On Location Operating Metrics	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Number of Events	Packages Sold	Number of Events	Packages Sold	Number of Events	Packages Sold	Number of Events	Packages Sold
NFL	1	1,211	1	1,166	27	33,536	24	36,906
Collegiate Sports	5	45,381	5	55,577	28	117,382	27	133,434
Combat Sports	20	9,449	21	8,047	35	14,088	37	12,828
Other Sports	9	7,864	10	8,033	17	17,888	18	18,181

Corporate and Other

Corporate and Other revenue primarily relates to media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer product licensing agreements of PBR-branded products. Revenue also consists of management fees for services provided to certain equity method investments primarily related to boxing. Corporate and Other expenses relate to direct operating costs and general and administrative expenses attributable to PBR as well as general and administrative expenses largely related to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support each of the reportable segments. Corporate and Other expenses also include service fees paid by the Company to Endeavor related to corporate activities as well as revenue generating activities under the Services Agreement, prior to its termination on February 28, 2025. As discussed above, on the closing date of the Endeavor Asset Acquisition, the Services Agreement between TKO OpCo and Endeavor was terminated and a Transition Services Agreement has been entered into between the EGH Parties, TWI and the TKO Parties.

The following table sets forth results for Corporate and Other for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$44.6	$40.9	$99.0	$93.1
Adjusted EBITDA	$(77.1)	$(91.2)	$(154.5)	$(168.9)

The following table sets forth our operating metrics for PBR for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
PBR Operating Metrics:
Number of events:
UTB	5	6	18	19
Teams	—	—	—	—
Velocity	4	6	31	31
Other	13	13	20	18
Total events	22	25	69	68

Location of events:
United States	18	20	63	61
International	4	5	6	7
Total events	22	25	69	68

Adjusted EBITDA for the three months ended June 30, 2025 increased by $14.1 million, or 15%, compared to the three months ended June 30, 2024. This increase was primarily driven by the impact of $23.7 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses and incremental revenue from higher management fees for services provided to certain equity method investments primarily related to boxing. These increases were partially offset by $13.8 million of higher cost of personnel and other operating expenses compared to the prior year.

Adjusted EBITDA for the six months ended June 30, 2025 increased by $14.4 million, or 9%, compared to the six months ended June 30, 2024. This increase was primarily driven by the impact of $32.8 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses and incremental revenue from higher management fees for services provided to certain equity method investments primarily related to boxing. These increases were partially offset by $22.6 million of higher cost of personnel and other operating expenses compared to the prior year.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$273.1	$46.2	$438.6	$(188.3)
Provision for income taxes	46.5	6.6	67.7	0.9
Interest expense, net	48.2	63.0	93.0	124.2
Depreciation and amortization	99.4	118.9	199.9	241.0
Equity-based compensation expense (1)	33.0	26.8	63.3	59.0
Merger and acquisition costs (2)	4.2	2.4	44.0	2.9
Certain legal costs (3)	9.7	6.0	16.2	351.2
Restructuring, severance and impairment (4)	4.3	30.4	5.8	39.9
Other adjustments (5)	8.1	0.5	15.4	8.9
Total Adjusted EBITDA	$526.5	$300.8	$943.9	$639.7
Net income (loss) margin	21%	4%	17%	(8)%
Adjusted EBITDA margin	40%	25%	37%	26%

(1)
Equity-based compensation represents non-cash compensation expense for various awards issued under the TKO 2023 Incentive Award Plan, awards assumed in connection with the acquisition of WWE in September 2023, and awards issued under Endeavor Group Holdings, Inc.’s 2021 Plan. For the three and six months ended June 30, 2025 and 2024, equity-based compensation includes $1.0 million and $6.7 million, and $2.0 million and $15.7 million, respectively, of expense associated with certain services provided by an independent contractor in the WWE segment. For the three and six months ended June 30, 2024, equity-based compensation includes $0.9 million and $3.3 million, respectively, of expense associated with accelerated vesting of the Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate and Other.
(2)
Includes certain costs of professional advisors related to strategic transactions, primarily the Endeavor Asset Acquisition.
(3)
Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the six months ended June 30, 2024, these costs include the preliminary legal settlement of the UFC antitrust lawsuit for $335.0 million, as described in Note 15, Commitments and Contingencies, to our unaudited consolidated financial statements in this Quarterly Report.
(4)
Includes costs resulting from the Company’s cost reduction program as described in Note 14, Restructuring Charges, to our unaudited consolidated financial statements in this Quarterly Report. For the three and six months ended June 30, 2024, the Company recorded an impairment charge of $24.3 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 5, Supplementary Data, to our unaudited consolidated financial statements in this Quarterly Report.
(5)
For the three months ended June 30, 2025, other adjustments primarily reflect losses on foreign exchange transactions, partially offset by a net gain of $2.2 million related to the sale of certain equity method investments. For the six months ended June 30, 2025, other adjustments primarily reflect losses on foreign exchange transactions and also includes a net loss of $2.5 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building. Other adjustments for three and six months ended June 30, 2024 primarily reflects losses on foreign exchange transactions.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt, and are expected to be used to fund our capital return programs.

Credit Facilities

As of June 30, 2025 and December 31, 2024, the Company had $2.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”), by and among Zuffa Guarantor, LLC ("Zuffa Guarantor"), UFC Holdings, LLC ("UFC Holdings"), as borrower, the lenders party hereto and Goldman Sachs Bank USA, as Administrative Agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO Operating Company, LLC and TKO Group Holdings, Inc. are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor and UFC Holdings. On November 21, 2024 (the “Closing Date”), UFC Holdings entered into the Fifth Refinancing Amendment (the “Credit Agreement Amendment”) to the First Lien Credit Agreement (as previously amended and/or restated, the “Existing Credit Agreement” and, as further amended by the Credit Agreement Amendment, the “Credit Agreement”).

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

The New Term Loans accrue interest at an annual interest rate equal to Term Secured Overnight Financing Rate ("SOFR") plus 2.25%, with a SOFR floor of 0.00%, which totaled 6.57% as of June 30, 2025. The Existing Term Loans accrued interest at an annual interest rate equal to SOFR plus a credit spread adjustment plus 2.75%. The New Term Loans include 1% principal amortization payable in equal quarterly installments, with any remaining balance payable on the final maturity date of November 21, 2031.

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

As of June 30, 2025 and December 31, 2024, there was no outstanding balance under the New Revolving Credit Facility.

The New Revolving Credit Facility contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ending June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. Prior to the Closing Date, Zuffa Guarantor was required to maintain a First Lien Leverage Ratio of no more than 6.5-to-1. Pursuant to the terms of the Credit Agreement Amendment, following the Closing Date, the Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the New Revolving Credit Facility (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the New Revolving Credit Facility. Prior to the Closing Date, this applicable testing condition was thirty-five percent of the borrowing capacity of the Existing Revolving Credit Facility. This covenant did not apply as of June 30, 2025 and December 31, 2024 as UFC Holdings had no borrowings outstanding under either of the revolving credit facilities.

UFC Holdings had $11.1 million of outstanding letters of credit as of June 30, 2025 and none as of December 31, 2024.

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

The applicable loan agreements each contain a financial covenant that requires UFC to maintain a Debt Service Coverage Ratio as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis (the “Secured Commercial Loan Covenant”). As of June 30, 2025 and December 31, 2024, UFC was in compliance with the Secured Commercial Loan Covenant.

Capital Return Programs

In October 2024, the Company announced that its board of directors has authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend program pursuant to which holders of TKO’s Class A common stock will receive their pro rata share of approximately $75.0 million expected quarterly distributions to be made by TKO OpCo. TKO OpCo made distributions of $75.2 million on each of March 31, 2025 and June 30, 2025 under the cash dividend program. We will determine at our discretion the timing and the amount of any repurchases based on our evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and we are not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within approximately three to four years and may be modified, suspended, or discontinued at any time.

Future declarations of quarterly dividends are subject to our determination and discretion based on our consideration of various factors, such as our results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in its debt agreements and legal requirements and other factors that we deem relevant.

Cash Flows Overview

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$559.0	$352.0
Net cash used in investing activities	$(49.7)	$(83.3)
Net cash used in financing activities	$(346.0)	$(258.3)

Operating activities increased from $352.0 million of cash provided in the six months ended June 30, 2024 to $559.0 million of cash provided in the six months ended June 30, 2025. Cash provided in the six months ended June 30, 2025 was primarily due to net income for the period of $438.6 million, which included certain non-cash items, including depreciation and amortization of $199.9 million and equity-based compensation of $63.3 million, as well as an increase in restricted cash of $265.1 million related to On Location for the FIFA World Cup 2026. This increase was partially offset by a decline in accounts payable and accrued liabilities primarily driven by the $250.0 million payments under the settlement agreement in the UFC antitrust lawsuits and the timing of bonus payments.

Investing activities increased from $83.3 million of cash used in the six months ended June 30, 2024 to $49.7 million of cash used in the six months ended June 30, 2025. Cash used in the six months ended June 30, 2025 primarily reflects payments for property, buildings and equipment of $48.6 million and investments in affiliates of $13.8 million, partially offset by proceeds from the sale of assets of $5.8 million and infrastructure improvement incentives received of $5.4 million. Cash used in the six months ended June 30, 2024 primarily reflects payments for property, buildings and equipment of $64.2 million and investments in affiliates of $16.4 million.

Financing activities decreased from $258.3 million of cash used in the six months ended June 30, 2024 to $346.0 million of cash used in the six months ended June 30, 2025. Cash used in the six months ended June 30, 2025 primarily reflects distributions to EGH and its subsidiaries of $166.7 million, net transfers to Endeavor Group Holdings, Inc. of $122.5 million, dividends paid to holders of TKO Class A common stock of $62.1 million and net payments on debt of $20.8 million. These decreases were partially offset by contributions of $26.5 million from Endeavor Group Holdings, Inc. in connection with the Endeavor Asset Acquisition. Cash used in the six months ended June 30, 2024 primarily reflects share repurchases of $165.0 million, net transfers to Endeavor Group Holdings, Inc. of $70.2 million, and net payments on debt of $22.1 million.

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

TKO expects that its primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of its business, (2) pay operating expenses, including cash compensation to its employees, athletes and talent, (3) fund capital expenditures and investments, (4) pay interest and principal when due on the Credit Facilities, (5) pay income taxes, (6) reduce its outstanding indebtedness under the Credit Facilities, (7) fund share repurchases as authorized by the Board and (8) make distributions to members and, in accordance with the Company’s cash management policy, to TKO stockholders, including the planned quarterly dividend when declared by the Board.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to our unaudited consolidated financial statements included in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our audited recast combined financial statements and accompanying notes with respect to the fiscal years ended December 31, 2024, 2023 and 2022 (included in a Form 8-K filing on May 8, 2025), giving effect to the Endeavor Asset Acquisition as if such transaction had been consummated at the beginning of the earliest period presented. During the six months ended June 30, 2025, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the Form 8-K filing on May 8, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of June 30, 2025, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $27 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the six months ended June 30, 2025, revenues would have decreased by approximately $33.1 million and operating income would have decreased by approximately $1.8 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2025, the Company consummated the Endeavor Asset Acquisition. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating the Acquired Businesses and as a result of these integration activities, certain controls will be evaluated and may be changed.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, refer to Note 15, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Report of Offering of Securities and Use of Proceeds Therefrom

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of the Company's Class A common stock by the Company and its affiliated purchasers made during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	—	$—	—	$2,000,000
May 1, 2025 to May 31, 2025	—	$—	—	$2,000,000
June 1, 2025 to June 30, 2025	1,579,080	$158.32	—	$2,000,000
Total	1,579,080		—

(1)
On June 3, 2025, Endeavor OpCo entered into an agreement to purchase 1,579,080 shares of Class A common stock from Vincent K. McMahon in a private transaction at a per share price of $158.32 for aggregate consideration of approximately $250.0 million. The transaction closed on June 4, 2025.

Unregistered Sales of Equity Securities

None.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

On August 1, 2025, the Company and Andrew Schleimer, our Chief Financial Officer, entered into an amendment to Mr. Schleimer’s Term Employment Agreement, dated as of November 5, 2023, to provide that he may also serve as Chief Financial Officer at Endeavor Group Holdings, Inc. or in other related roles at Endeavor Group Holdings, Inc. or its other subsidiaries. For the avoidance of doubt, Mr. Schleimer continues to serve in his existing role as the Company’s Chief Financial Officer.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

Other than the below, during the three months ended June 30, 2025, no director or "officer" (as defined under 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 7, 2025, Mr. Kapral, our Deputy Chief Financial Officer and principal accounting officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2025 Kapral Trading Arrangement”).The 2025 Kapral Trading Arrangement provides for the sale of up to 10,595 shares of Class A common stock with a plan end date of March 15, 2026.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023
3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023
3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023
4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023
4.2	Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016.	8-K	001-16131	4.1	12/16/2016
4.3	Form of 3.375% Convertible Senior Note due 2023.	8-K	001-16131	4.1	12/16/2016
4.4	First Supplemental Indenture, among World Wrestling Entertainment, Inc., New Whale Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16131	4.2	09/12/2023
10.1+	Amendment No. 1 to Term Employment Agreement dated as of August 1, 2025, by and between TKO Group Holdings, Inc. and Andrew Schleimer					*
10.2+	Amended and Restated Non-Employee Director Compensation Policy.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	August 6, 2025	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

Date:	August 6, 2025	By:	/s/ SHANE KAPRAL
Shane Kapral
Deputy Chief Financial Officer
(principal accounting officer and authorized
signatory)