Form 10-Q
period 2025-09-30
TKO Group Holdings, Inc.
filed 2025-11-05
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 31, 2025, there were 78,922,362 shares of the Registrant’s Class A common stock outstanding and 116,158,615 shares of the Registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical fact contained in this Quarterly Report, including without limitation, statements regarding the anticipated benefits of and costs associated with the TKO Transactions and the Endeavor Asset Acquisition (as defined below); our expected contractual obligations and capital expenditures; our future results of operations and financial position; our expectations regarding strategic transactions, our expectations regarding actions under our capital return program, including the amount and frequency of share repurchases and dividends; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; the impact of legislative and regulatory developments, our future business strategy, plans, market growth and our objectives for future operations; and our competitive market position within our industry are forward-looking statements.

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
•
adverse affects of other economic, business and/or competitive factors; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), as updated by Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

DEFINITIONS

As used in this Quarterly Report, unless we state otherwise or the context otherwise requires:

•
“we,” “us,” “our,” “TKO Group Holdings,” “TKO,” the “Company,” and similar references refer (1) prior to the consummation of the TKO Transactions to Zuffa Parent, LLC (each as defined below), and (2) after the consummation of the TKO Transactions to TKO Group Holdings, Inc. and its consolidated subsidiaries.
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
•
“Endeavor Group Holdings, Inc.,” “Endeavor” or “EGH” refers to Endeavor Group Holdings, Inc., a Delaware corporation.
•
“Endeavor Asset Acquisition” refers to our acquisition, from affiliates of Endeavor Group Holdings, Inc., of the IMG businesses, including certain businesses operating under the IMG brand, On Location and the Professional Bull Riders (“PBR”). The Endeavor Asset Acquisition was accounted for as a common control acquisition and was consummated on February 28, 2025.
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
•
“fully-diluted basis” means on a basis calculated assuming the full cash exercise (and not net settlement but, for the avoidance of doubt, including the conversion of the Convertible Notes (to the extent not converted prior to closing of the TKO Transaction)) of all outstanding options, warrants, restricted stock units, performance stock units, dividend equivalent rights and other rights and obligations (including any promised equity awards and assuming the full issuance of the shares underlying such awards) to acquire voting interests of TKO Group Holdings (without regard to any vesting provisions and, with respect to any promised awards whose issuance is conditioned in full or in part based on achievement of performance goals or metrics, assuming achievement at target performance) and the full conversion, exercise, exchange, settlement of all issued and outstanding securities convertible into or exercisable, exchangeable or settleable for voting interests of TKO Group Holdings, not including any voting interests of TKO Group Holdings reserved for issuance pursuant to future awards under any option, equity bonus, share purchase or other equity incentive plan or arrangement of TKO Group Holdings (other than promised awards described above), and any other interests or shares, as applicable, that may be issued or exercised. For the avoidance of doubt, this definition assumes no net settlement or other reduction in respect of withholding tax obligations in connection with the issuance, conversion, exercise, exchange or settlement of such rights or obligations to acquire interests of TKO Group Holdings as described in the foregoing.
•
“Services Agreement” means the services agreement dated as of September 12, 2023, by and between Endeavor Group Holdings, Inc. and TKO OpCo. On the closing date of the Endeavor Asset Acquisition, the Services Agreement was terminated, and the Transition Services Agreement was entered into with Endeavor OpCo.
•
“Silver Lake” refers to (a) any funds, partnerships, co-investment entities, managed accounts and other investment vehicles affiliated with, or managed, advised, sponsored or controlled by, Silver Lake Group, L.L.C. or one or more of its Affiliates and (b) any Person controlled by or under common control with one or more of the foregoing.
•
“TKO OpCo” refers to TKO Operating Company, LLC (f/k/a Zuffa Parent LLC), a Delaware limited liability company and our direct subsidiary.
•
“TKO OpCo Units” refers to all of the existing equity interests in TKO OpCo.
•
“TKO Transactions” refer, collectively, to the merger of the businesses of UFC and WWE under TKO Group Holdings, Inc. consummated in September 2023.
•
“Transaction Agreement” refers to the transaction agreement, dated as of April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor OpCo, TKO OpCo, WWE, the Company, and Whale Merger Sub Inc.
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
•
“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).
•
“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of September 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$861,410	$619,787
Restricted cash	311,861	58,296
Accounts receivable (net of allowance for doubtful accounts of $24,098 and $20,639, respectively)	583,172	423,013
Deferred costs	185,221	179,288
Other current assets	270,633	248,110
Total current assets	2,212,297	1,528,494
Property, buildings and equipment, net	597,097	629,904
Intangible assets, net	3,453,416	3,649,903
Finance lease right-of-use assets, net	236,210	248,549
Operating lease right-of-use assets, net	56,568	64,603
Goodwill	8,444,710	8,441,993
Investments	123,472	101,215
Other assets	423,189	447,121
Total assets	$15,546,959	$15,111,782
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$265,922	$246,350
Accrued liabilities	444,529	670,232
Current portion of long-term debt	36,392	26,977
Current portion of finance lease liabilities	21,648	15,582
Current portion of operating lease liabilities	17,026	17,028
Deferred revenue	507,968	416,695
Other current liabilities	226,006	20,929
Total current liabilities	1,519,491	1,413,793
Long-term debt	3,701,067	2,735,305
Long-term finance lease liabilities	222,986	235,959
Long-term operating lease liabilities	43,796	52,466
Deferred tax liabilities	336,399	360,546
Other long-term liabilities	273,898	170,849
Total liabilities	6,097,637	4,968,918
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	21,864	21,864
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 78,909,569 and 81,203,161 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 116,158,615 and 89,616,891 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	4,591,379	4,385,297
Accumulated other comprehensive loss	(17,968)	(2,548)
Accumulated deficit	(752,388)	(291,728)
Total TKO Group Holdings, Inc. stockholders’ equity	3,821,025	4,091,023
Nonredeemable non-controlling interests	5,606,433	6,029,977
Total stockholders' equity	9,427,458	10,121,000
Total liabilities, redeemable non-controlling interests and stockholders' equity	$15,546,959	$15,111,782

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,119,914	$1,540,683	$3,697,156	$3,956,322
Operating expenses:
Direct operating costs	439,653	1,011,568	1,483,652	2,208,452
Selling, general and administrative expenses	379,167	379,603	1,106,809	1,416,101
Depreciation and amortization	129,131	114,879	329,063	355,860
Total operating expenses	947,951	1,506,050	2,919,524	3,980,413
Operating income (loss)	171,963	34,633	777,632	(24,091)
Other expenses:
Interest expense, net	(50,842)	(59,433)	(143,814)	(183,589)
Other (expense) income, net	(3,182)	32,407	(19,406)	23,970
Income (loss) before income taxes and equity earnings of affiliates	117,939	7,607	614,412	(183,710)
Provision for income taxes	12,771	2,865	80,425	3,743
Income (loss) before equity earnings of affiliates	105,168	4,742	533,987	(187,453)
Equity (earnings) losses of affiliates, net of tax	(1,622)	1,313	(11,456)	(2,612)
Net income (loss)	106,790	3,429	545,443	(184,841)
Less: Net income (loss) attributable to non-controlling interests	65,785	(19,707)	347,665	(163,244)
Net income (loss) attributable to TKO Group Holdings, Inc.	$41,005	$23,136	$197,778	$(21,597)
Basic net earnings (loss) per share of Class A common stock	$0.50	$0.29	$2.42	$(0.27)
Diluted net earnings (loss) per share of Class A common stock	$0.47	$0.28	$2.33	$(0.27)
Weighted average number of common shares used in computing basic earnings (loss) per share	81,520,538	80,966,252	81,633,590	81,399,221
Weighted average number of common shares used in computing diluted net earnings (loss) per share	199,061,830	171,601,095	193,368,167	81,399,221

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$106,790	$3,429	$545,443	$(184,841)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,658)	9,363	30,068	8,917
Cash flow hedges:
Change in net unrealized losses	(52)	(923)	(692)	(337)
Amortization of cash flow hedge fair value to net income	(77)	(76)	(229)	(228)
Total comprehensive income (loss), net of tax	101,003	11,793	574,590	(176,489)
Less: Comprehensive income (loss) attributable to non-controlling interests	62,385	(9,519)	363,954	(152,226)
Comprehensive income (loss) attributable to TKO Group Holdings, Inc.	$38,618	$21,312	$210,636	$(24,263)

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2025
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, June 30, 2025	81,782	$1	116,159	$1	$4,410,917	$(15,582)	$(130,008)	$4,265,329	$6,075,525	$10,340,854
Comprehensive income	—	—	—	—	—	(2,386)	41,985	39,599	61,404	101,003
Distributions to members	—	—	—	—	—	—	—	—	(147,257)	(147,257)
Contributions from investors	—	—	—	—	—	—	—	—	388	388
Contributions from parent	—	—	—	—	—	—	—	—	467	467
Effects of acquisition	—	—	—	—	5,173	—	—	5,173	13,264	18,437
Stock issuances and other, net	431	—	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(3,303)	—	—	—	(166,797)	—	(659,352)	(826,149)	—	(826,149)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(5,013)	(5,013)	—	(5,013)
Equity-based compensation	—	—	—	—	19,297	—	—	19,297	—	19,297
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(10,785)	—	—	(10,785)	—	(10,785)
Cash dividends declared ($0.76 per share for Class A shareholders)	—	—	—	—	(62,372)	—	—	(62,372)	—	(62,372)
Equity impacts arising from changes in ownership	—	—	—	—	(1,412)	—	—	(1,412)	—	(1,412)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	397,358	—	—	397,358	(397,358)	—
Balance, September 30, 2025	78,910	$1	116,159	$1	$4,591,379	$(17,968)	$(752,388)	$3,821,025	$5,606,433	$9,427,458

	Nine Months Ended September 30, 2025
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2024	81,203	$1	89,617	$1	$4,385,297	$(2,548)	$(291,728)	$4,091,023	$6,029,977	$10,121,000
Comprehensive income	—	—	—	—	—	12,859	203,705	216,564	358,026	574,590
Distributions to members	—	—	—	—	—	—	—	—	(313,830)	(313,830)
Distributions to investors	—	—	—	—	—	—	—	—	(60)	(60)
Net transfers from parent	—	—	—	—	—	—	—	—	(221,010)	(221,010)
Contributions from parent	—	—	—	—	—	—	—	—	76,895	76,895
Effects of acquisition	—	—	—	—	5,173	—	—	5,173	13,264	18,437
Stock issuances and other, net	1,010	—	26,542	—	23,539	—	—	23,539	—	23,539
Repurchase and retirement of common stock	(3,303)	—	—	—	(166,797)	—	(659,352)	(826,149)	—	(826,149)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(5,013)	(5,013)	—	(5,013)
Equity-based compensation	—	—	—	—	76,248	—	—	76,248	—	76,248
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(10,785)	—	—	(10,785)	—	(10,785)
Cash dividends declared ($1.52 per share for Class A shareholders)	—	—	—	—	(124,508)	—	—	(124,508)	—	(124,508)
Equity impacts arising from changes in ownership	—	—	—	—	38,104	—	—	38,104	—	38,104
Equity reallocation between controlling and non-controlling interests	—	—	—	—	365,108	(28,279)	—	336,829	(336,829)	—
Balance, September 30, 2025	78,910	$1	116,159	$1	$4,591,379	$(17,968)	$(752,388)	$3,821,025	$5,606,433	$9,427,458

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2024
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance, June 30, 2024	80,713	$1	89,617	$1	$4,339,217	$(1,174)	$(346,425)	$3,991,620	$6,070,841	$10,062,461
Comprehensive (loss) income	—	—	—	—	—	(1,824)	23,136	21,312	54,545	75,857
Distributions to investors	—	—	—	—	—	—	—	—	(30,328)	(30,328)
Net transfers from parent	—	—	—	—	—	—	—	—	1,606	1,606
Stock issuances and other, net	434	—	—	—	—	—	—	—	—	—
Excise taxes on repurchase of common stock	—	—	—	—	—	—	479	479	—	479
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,657)	—	—	(5,657)	—	(5,657)
Equity-based compensation	—	—	—	—	18,906	—	—	18,906	—	18,906
Principal stockholder contributions	—	—	—	—	6,387	—	—	6,387	—	6,387
Equity reallocation between controlling and non-controlling interests	—	—	—	—	11,514	—	—	11,514	(11,514)	—
Balance, September 30, 2024	81,147	$1	89,617	$1	$4,370,367	$(2,998)	$(322,810)	$4,044,561	$6,085,150	$10,129,711

	Nine Months Ended September 30, 2024
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2023	82,293	$1	89,617	$1	$4,244,537	$(332)	$(135,227)	$4,108,980	$6,330,709	$10,439,689
Comprehensive loss	—	—	—	—	—	(2,666)	(21,597)	(24,263)	(85,163)	(109,426)
Distributions to investors	—	—	—	—	—	—	—	—	(43,014)	(43,014)
Net transfers from parent	—	—	—	—	—	—	—	—	(62,632)	(62,632)
Stock issuances and other, net	708	—	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,854)	—	—	—	—	—	(165,000)	(165,000)	—	(165,000)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(986)	(986)		(986)
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,657)	—	—	(5,657)		(5,657)
Equity-based compensation	—	—	—	—	68,858	—	—	68,858	—	68,858
Principal stockholder contributions	—	—	—	—	7,879	—	—	7,879	—	7,879
Equity reallocation between controlling and non-controlling interests	—	—	—	—	54,750	—	—	54,750	(54,750)	—
Balance, September 30, 2024	81,147	$1	89,617	$1	$4,370,367	$(2,998)	$(322,810)	$4,044,561	$6,085,150	$10,129,711

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$545,443	$(184,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	329,063	355,860
Amortization and impairments of content costs	20,948	21,939
Impairment charges	3,587	25,761
Amortization and write-off of original issue discount and deferred financing cost	1,976	8,151
Loss on sale of assets	10,899	—
Equity-based compensation	83,165	81,211
Income taxes	47,848	(39,072)
Equity earnings of affiliates, net of dividends received	(4,122)	4,593
Loss on disposal of assets	—	83,000
Net loss (gain) on foreign currency transactions	14,023	(21,802)
Other, net	(9,140)	(14,340)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(153,302)	(176,655)
Other current assets	(45,214)	342,144
Other noncurrent assets	(43,639)	(190,932)
Accounts payable and accrued liabilities	(28,844)	455,333
Deferred revenue	79,688	(306,935)
Other liabilities	123,441	86,556
Net cash provided by operating activities	975,820	529,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(66,482)	(91,185)
Investments in affiliates, net	(16,250)	(33,209)
Acquisitions, net of cash acquired	(8,675)	—
Due from parent	—	(2,869)
Proceeds from sales of property and equipment	5,797	45
Proceeds from infrastructure improvement incentives	10,442	11,000
Proceeds from sales of investments and other	1,500	17
Net cash used in investing activities	(73,668)	(116,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(53,329)	(233,709)
Proceeds from borrowings	1,018,048	200,000
Repurchase of Class A common stock	(826,149)	(165,000)
Payments of contingent consideration related to acquisitions	—	(567)
Net transfers to parent	(122,525)	1,786
Contributions from parent	26,504	6,387
Distributions to members	(313,830)	—
Dividends paid	(124,508)	—
Payments for financing costs	(3,319)	—
Taxes paid related to net settlement upon vesting of equity awards	(10,784)	(5,657)
Distributions of non-controlling interests	(60)	(1,237)
Net cash used in financing activities	(409,952)	(197,997)
Effects of exchange rate movements on cash	2,988	(429)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	495,188	215,344
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	678,083	371,846
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,173,271	$587,190
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$166,971	$190,140
Cash payments for income taxes	$45,892	$46,137
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures included in current liabilities	$1,391	$14,175
Capital contribution from parent	$50,391	$5,779
Accretion of redeemable non-controlling interests	$(5,928)	$—
Principal stockholder contributions	$—	$1,492
Excise taxes on repurchases of common stock	$5,013	$986

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

Endeavor Asset Acquisition

On February 28, 2025, TKO OpCo and TKO Group Holdings, Inc., (together with TKO OpCo, the “TKO Parties”), completed the acquisition of the IMG business, including certain businesses operating under the IMG brand, On Location, and the Professional Bull Riders (“PBR”), (collectively, the “Acquired Businesses”), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”) (the “Endeavor Asset Acquisition”). In connection with the Endeavor Asset Acquisition Agreement, the TKO Parties acquired the Acquired Businesses for total consideration of approximately $3.25 billion plus a $50 million purchase price adjustment (based on the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024). Endeavor Group Holdings, Inc. received approximately 26.54 million common units of TKO OpCo and subscribed for an equivalent number of corresponding shares of TKO Class B common stock.

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

Endeavor Take-Private Transaction

On March 24, 2025, Silver Lake and its affiliates completed the previously announced acquisition (the “Endeavor Acquisition” or “Endeavor Take-Private Transaction”) of EGH, as described in a Current Report on Form 8-K filed by EGH on March 24, 2025. As a result of the consummation of the Endeavor Take-Private Transaction, Silver Lake, through its ownership of Endeavor Group Holdings, Inc. and its subsidiaries, controls TKO. As of the effective time thereof, Silver Lake and its affiliates beneficially own approximately 61% of the total voting securities of the Company. The Endeavor Acquisition does not constitute a “Change in Control” under, and as defined in, the First Lien Credit Agreement dated as of August 18, 2016, by and among Zuffa Guarantor, LLC, UFC Holdings, LLC (n/k/a TKO Worldwide Holdings, LLC), the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, as previously amended and restated, or a “Change of Control” under, and as defined in, the Company’s 2023 Incentive Award Plan.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. These financial statements should be read in conjunction with the audited recast combined financial statements and accompanying notes with respect to the fiscal years ended December 31, 2024, 2023 and 2022 (included in Form 8-K filings on May 8, 2025 and March 19, 2025), giving effect to the Endeavor Asset Acquisition as if such transaction had been consummated on January 1, 2022, the beginning of the earliest period presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments (including required common control recast adjustments discussed below), necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

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

The Acquired Businesses include Endeavor Group Holdings, Inc.’s consolidated assets and liabilities that are specifically identifiable or otherwise attributable to the Acquired Businesses, including subsidiaries and/or joint ventures relating to the Acquired Businesses in which Endeavor Group Holdings, Inc. had a controlling financial interest. The assets, liabilities, revenue and expenses of the Acquired Businesses have been reflected in the recast combined financial statements on a historical cost basis, as included in the consolidated financial statements of Endeavor Group Holdings, Inc., using the historical accounting policies applied by Endeavor Group Holdings, Inc. Cash and cash equivalents held by Endeavor Group Holdings, Inc. at the corporate level were not attributable to the Acquired Businesses for any of the recast periods presented due to EGH's centralized approach to cash management and the financing of its operations. Only cash amounts held by entities for which the Acquired Businesses have legal title are reflected in the combined balance sheets. Transfers of cash, both to and from Endeavor Group Holdings, Inc’s centralized cash management system, are reflected as a component of net parent investment in the combined balance sheets and as financing activities in the combined statements of cash flows for recast periods prior to the TKO formation on September 12, 2023. Endeavor Group Holdings, Inc.’s debt on a consolidated basis was not attributed to the Acquired Businesses for any of the periods presented because Endeavor Group Holdings, Inc.’s borrowings are not the legal obligation of the Acquired Businesses.

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

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company ultimately controls the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of September 30, 2025, the Company owned 40.5% of TKO OpCo.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends ASC 326-20 to provide a practical expedient (for all entities) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted, and the amendments should be applied prospectively. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025‑06, Targeted Improvements to the Accounting for Internal‑Use Software (ASC 350‑40). The update eliminates references to development stages throughout ASC 350-40 and introduces a new capitalization threshold requiring (1) management authorization with funding commitment and (2) a determination that it is probable the project will be completed and used as intended. Additionally, the ASU aligns disclosures with ASC 360‑10 - Property, Plant, and Equipment for all capitalized software. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption permitted, and entities may adopt using a retrospective, prospective, or modified transition approach. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the production and distribution of content, (ii) ticket sales at live events, hospitality sales and site fees, (iii) partnerships and marketing, and (iv) consumer product licensing and other.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	For the Three Months Ended September 30, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$200,455	$248,891	$185,071	$9,816	$644,233
Live events and hospitality	43,612	82,392	138,334	18,416	282,754
Partnerships and marketing	70,886	39,927	10,338	12,443	133,594
Consumer products licensing and other	10,283	30,889	3,029	22,673	66,874
Eliminations	—	—	—	—	(7,541)
Total revenue	$325,236	$402,099	$336,772	$63,348	$1,119,914

	For the Nine Months Ended September 30, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$685,043	$779,421	$509,774	$17,785	$1,992,023
Live events and hospitality	160,713	344,436	558,868	70,274	1,134,291
Partnerships and marketing	220,960	123,795	40,541	36,206	421,502
Consumer products licensing and other	34,102	102,129	10,447	38,092	184,770
Eliminations	—	—	—	—	(35,430)
Total revenue	$1,100,818	$1,349,781	$1,119,630	$162,357	$3,697,156

	For the Three Months Ended September 30, 2024
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$216,360	$227,380	$185,295	$21,318	$650,353
Live events and hospitality	51,347	51,094	610,240	14,957	727,638
Partnerships and marketing	74,036	21,669	29,750	8,170	133,625
Consumer products licensing and other	13,228	26,159	3,856	9,602	52,845
Eliminations	—	—	—	—	(23,778)
Total revenue	$354,971	$326,302	$829,141	$54,047	$1,540,683

	For the Nine Months Ended September 30, 2024
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$681,407	$709,163	$535,248	$33,810	$1,959,628
Live events and hospitality	155,776	245,388	1,091,587	63,879	1,556,630
Partnerships and marketing	184,272	60,234	57,209	28,947	330,662
Consumer products licensing and other	40,864	85,041	14,345	20,578	160,828
Eliminations	—	—	—	—	(51,426)
Total revenue	$1,062,319	$1,099,826	$1,698,389	$147,214	$3,956,322

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year for their initial term prior to opt-out provisions with unsatisfied or partially satisfied performance obligations as of September 30, 2025 (in thousands):

Remainder of 2025	$687,890
2026	3,170,667
2027	3,005,652
2028	2,817,020
2029	2,510,243
Thereafter	4,407,881
Total remaining performance obligations	$16,599,353

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three and nine months ended September 30, 2025 and 2024, respectively.

Contract Liabilities (Deferred Revenues)

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. The Company’s deferred revenue balance primarily relates to advance payments received related to its content distribution rights agreements, live event and hospitality arrangements, consumer product licensing agreements and partnerships and marketing arrangements, as well as memberships for the Company’s subscription services. Deferred revenue is included within current liabilities and in other long-term liabilities in the consolidated balance sheets. Total deferred revenue as of September 30, 2025 was $545.3 million. Total deferred revenue as of December 31, 2024 was $470.7 million, of which $360.5 million was recognized as revenue during the nine months ended September 30, 2025.

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

As of September 30, 2025, property, buildings and equipment totaled $945.8 million, with accumulated depreciation of $348.7 million. As of December 31, 2024, property, buildings and equipment totaled $909.1 million, with accumulated depreciation of $279.2 million. Depreciation expense for property, buildings and equipment was $24.3 million and $22.1 million for the three months ended September 30, 2025 and 2024, respectively, and $68.7 million and $69.7 million for the nine months ended September 30, 2025 and 2024, respectively.

During the three and nine months ended September 30, 2025, the Company recognized impairment charges of $3.1 million within the IMG segment related to the write-off of certain assets that are no longer in use. During the three and nine months ended September 30, 2024, the Company recognized impairment charges of $1.5 million and $25.8 million, respectively, within the WWE segment as a result of reducing the carrying value of assets held for sale to their fair value less cost to sell. These assets were sold by the Company during the fourth quarter of 2024. The foregoing charges are included within selling, general and administrative expenses in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	As of	Charged to			As of
	December 31,	Costs and		Foreign Exchange	September 30,
	2024	Expenses	Deductions	and Other	2025
Nine Months Ended September 30, 2025	$20,639	$3,853	$(1,812)	$1,418	$24,098

Other Current Assets

The following is a summary of other current assets (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Prepaid taxes	$71,537	$68,345
Ticket inventory	41,584	46,208
Prepaid event and production-related costs	33,565	29,236
Other current receivables	28,662	20,825
Amounts due from the Group (Note 18)	18,948	30,450
Prepaid expenses	16,390	12,906
Prepaid insurance	4,478	9,772
Assets held for sale	—	4,458
Other	55,469	25,910
Total	$270,633	$248,110

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Payroll-related costs	$151,283	$153,014
Accrued operating expenses	108,092	127,369
Event and production-related costs	77,563	43,586
Legal and professional fees	39,327	27,797
Interest	9,900	20,817
Accrued capital expenditures	1,302	11,699
Legal settlements (Note 16)	—	250,000
Other	57,062	35,950
Total	$444,529	$670,232

Other Current Liabilities

The following is a summary of other current liabilities (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Collections due to third parties (1)	$175,142	$—
Amounts due to the Group (Note 18)	34,588	12,077
Other	16,276	8,852
Total	$226,006	$20,929

(1)
Collections due to third parties represents amounts collected in advance for future event-related services and other contractual obligations, most of which is payable to third-party rights holders under contractual agreements.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no dispositions or impairments to goodwill during the three and nine months ended September 30, 2025 and 2024.

Intangible Assets, net

Amortization of finite-lived intangible assets was $97.6 million and $87.3 million for the three months ended September 30, 2025 and 2024, respectively, and $241.6 million and $268.8 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are recognized within depreciation and amortization in the consolidated statements of operations.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Equity method investments	$94,594	$79,934
Nonmarketable equity investments without readily determinable fair values	28,802	21,205
Nonmarketable equity investments with readily determinable fair values	76	76
Total investment securities	$123,472	$101,215

Equity Method Investments

As of September 30, 2025 and December 31, 2024, the Company held various investments in non-marketable equity instruments of private companies. As of September 30, 2025, the Company’s equity method investments are primarily comprised of Sports News Television Limited and EverPass, LLC. The Company’s ownership of its equity method investments ranges from 7% to 50% as of September 30, 2025.

In March 2025, the Company entered into a joint venture with Sela Company to launch a global boxing promotion business. Sela Company holds a majority of the common equity units, while TKO was granted in-substance common stock in the form of profit interests, subject to vesting upon the achievement of certain future milestones. TKO will also provide executive and operational services to the joint venture under a services agreement with an annual fee over an initial five-year term. During the three months ended September 30, 2025, 25% of the total grant date fair value of the profit interests vested due to achievement of specified milestones.

The Company recognized equity earnings (losses) of $1.6 million and ($1.3) million, and $11.4 million and $2.6 million, during the three and nine months ended September 30, 2025 and 2024, respectively, from its equity method investments. During the nine months ended September 30, 2025 and 2024, the Company received distributions of $7.7 million and $7.6 million, respectively, from these equity method investments. During the three and nine months ended September 30, 2025, the Company recorded a net loss on sale of equity method investments of $7.1 million and $9.6 million, respectively, and received total proceeds of $1.5 million during the nine months ended September 30, 2025.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of September 30, 2025 and December 31, 2024, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on its nonmarketable equity investments during the three and nine months ended September 30, 2025 and 2024. In addition, there were no observable price change events that were completed during the three and nine months ended September 30, 2025 and 2024.

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

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	September 30,	December 31,
	2025	2024
First Lien Term Loan (due November 2031)	$3,726,909	$2,750,000
Secured Commercial Loans	29,067	30,267
Notes payable	3,325	4,800
Total principal	3,759,301	2,785,067
Unamortized discount	(10,119)	(10,154)
Unamortized debt issuance cost	(11,723)	(12,631)
Total debt	3,737,459	2,762,282
Less: Current portion of long-term debt	(36,392)	(26,977)
Total long-term debt	$3,701,067	$2,735,305

First Lien Term Loan (due November 2031)

As of September 30, 2025 and December 31, 2024, the Company had $3.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement,” by and among Zuffa Guarantor, LLC (now known as “TKO Guarantor, LLC” or "TKO Guarantor"), UFC Holdings, LLC (now known as “TKO Worldwide Holdings, LLC” or “TKO Worldwide Holdings”), as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO Operating Company, LLC and TKO Group Holdings, Inc. are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor (now TKO Guarantor) and UFC Holdings (now TKO Worldwide Holdings).

On September 15, 2025 (the “Credit Agreement Closing Date”), TKO Worldwide Holdings entered into the Sixth Refinancing Amendment (the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things: (i) refinanced and replaced the outstanding first lien term loans (the "Existing Term Loans") with a new class of first lien secured term loans, (ii) provided for an additional $1.0 billion incremental first lien secured term loan as a fungible increase to the Existing Term Loans of $2.8 billion (the “New Term Loans”), (iii) extended the maturity of the existing $205.0 million revolving credit facility from November 21, 2029 to September 15, 2030 (the "Revolving Credit Facility" and together with the New Term Loans, the "Credit Facilities"), and (iv) made certain other changes to the First Lien Credit Agreement. The Credit Facilities are secured by liens on substantially all of the assets of TKO Guarantor and TKO Worldwide Holdings and certain subsidiaries thereof.

The New Term Loans accrue interest, at the option of the borrower, at either (a) Term SOFR plus 2.00% (with a SOFR floor of 0.00%) or (b) the Alternate Base Rate (“ABR”) plus 1.00% (with an ABR floor of 1.00%). The New Term Loans' interest rate totaled 6.04% as of September 30, 2025. The New Term Loans have the same amortization schedule as the Existing Term Loans and collectively amortizes in equal quarterly installments and matures on November 21, 2031.

The Company incurred $9.0 million in transaction costs related to the Credit Agreement Amendment. Of this amount, $8.7 million related to modification arrangements which are included within selling, general and administrative expenses on the Company’s consolidated statements of operations, while the remaining $0.3 million associated with new lenders entering the syndication were capitalized as a component of long-term debt on the Company's consolidated balance sheets.

Borrowings under the Revolving Credit Facility now accrue interest at either (a) Term SOFR plus 1.75% to 2.00% (depending on the First Lien Leverage Ratio) with a SOFR floor of 0.00% or (b) ABR plus 0.75% to 1.00% (with an ABR floor of 1.00%).

As of September 30, 2025 and December 31, 2024, there was no outstanding balance under the Revolving Credit Facility.

The First Lien Credit Agreement contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. The Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the Revolving Credit Facility is (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the Revolving Credit Facility. This covenant did not apply as of September 30, 2025 and December 31, 2024, as the Company had no borrowings outstanding under the Revolving Credit Facility.

TKO Worldwide Holdings had outstanding letters of credit of $11.1 million as of September 30, 2025 and none as of December 31, 2024.

The Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket, which generally provides for no restrictions as long as the Total Leverage Ratio (as defined in the First Lien Credit Agreement) is less than 5.0x.

The estimated fair values of the Company’s outstanding term loans are based on quoted market values for the debt. As of September 30, 2025 and December 31, 2024, the face amount of the Company’s term loans approximated their fair value.

Secured Commercial Loans

As of September 30, 2025 and December 31, 2024, the Company had $29.1 million and $30.3 million, respectively, of secured loans outstanding, which were entered into in October 2018 in order to finance the purchase of a building and its adjacent land (the “Secured Commercial Loans”). The Secured Commercial Loans have identical terms except one of the Loan Agreements is secured by a deed of trust for the UFC’s headquarters building located at 6650 S. Torrey Pines Drive, Las Vegas, Nevada and underlying land and the other Loan Agreement is secured by a deed of trust for a building located at 6650 El Camino Road, Las Vegas, Nevada and its adjacent land. In May 2023, the parties amended the terms of the Secured Commercial Loans to replace the adjusted LIBOR reference rate with SOFR and bear interest at a rate of SOFR plus 1.70%. Principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Secured Commercial Loans contain a financial covenant that requires the Company to maintain a minimum Debt Service Coverage Ratio of Adjusted EBITDA to Debt Service, as defined in the applicable loan agreements, of 1.15-to-1 as measured on an annual basis. As of September 30, 2025 and December 31, 2024, the Company was in compliance with its financial debt covenant under the Secured Commercial Loans.

9. STOCKHOLDERS’ EQUITY

Endeavor Share Purchases

During the nine months ended September 30, 2025, Endeavor OpCo purchased 1,897,650 shares of TKO Class A common stock for an aggregate amount of $300.9 million under EGH and its subsidiaries' 10b5-1 trading plan for the Company. The trading plan was terminated on February 14, 2025. On June 3, 2025, Endeavor OpCo entered into a stock purchase agreement with Vincent K. McMahon, pursuant to which Endeavor OpCo purchased 1,579,080 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $158.32 for an aggregate of $250.0 million. The transaction closed on June 4, 2025. These shares of TKO Class A common stock purchased by Endeavor OpCo are included in the calculation of Endeavor’s total voting interest in TKO.

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

Capital Return Program

In October 2024, the Company announced that its board of directors had authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend program pursuant to which holders of TKO's Class A common stock would receive their pro rata share of approximately $75 million in quarterly distributions to be made by TKO OpCo.

On February 13, 2025, the Company’s board of directors declared its inaugural quarterly cash dividend to holders of Class A common stock in the amount of $0.38 per share, which was paid on March 31, 2025 to stockholders of record as of March 14, 2025. On May 30, 2025, the Company's board of directors declared a quarterly cash dividend to holders of Class A common stock in the amount of $0.38 per share, which was paid on June 30, 2025 to stockholders of record as of June 13, 2025. Each of the first two quarterly dividend payments represented a pro rata distribution of approximately $75 million from TKO OpCo to its equityholders, of which TKO used its portion to fund the cash dividend to its Class A common stockholders. No dividend was declared or paid on the Company’s Class B common stock, which does not have economic rights.

On September 3, 2025, the Company’s board of directors authorized an increase to its quarterly cash dividend program and in connection with the September 2025 dividend payment, TKO’s Class A common stockholders were entitled to their pro rata share of an aggregate distribution of approximately $150 million from TKO OpCo to its equityholders, representing a 100% increase over the prior quarterly cash dividend. On September 3, 2025, the Company declared a dividend of $0.76 per share, which was paid on September 30, 2025 to stockholders of record as of September 15, 2025.

On September 4, 2025, the Company repurchased 141,922 shares of TKO Class A common stock in a privately negotiated transaction, at a price of $184.25 per share, resulting in an aggregate purchase price of approximately $26.1 million. All shares repurchased have been retired.

On September 15, 2025, the Company announced that it had entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase $800.0 million of shares of its Class A common stock as part of the Company’s $2.0 billion share repurchase program. Under the ASR Agreement, the Company paid $800.0 million on September 16, 2025 and received an initial delivery of 3,161,430 shares. The total number of shares to be repurchased under the ASR Agreement will be based on the volume-weighted average price of the Company’s Class A common stock during the term of the agreement, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. Transactions under the ASR Agreement are expected to be completed in early December 2025, and the Company has the option to choose the settlement in cash or shares. The shares received are retired in the period they are delivered, and the up-front payment is accounted for as a reduction to stockholders' equity in the Company's consolidated balance sheet in the period the payments are made. The initial delivery of 3,161,430 shares was recorded on September 16, 2025 as a reduction to accumulated deficit, while the remaining shares to be purchased are recorded as a forward contract as a reduction to additional paid-in capital. The Company reflects the accelerated share repurchases ("ASRs") as a repurchase of Class A common stock in the period delivered for purposes of calculating earnings per share and as a forward contract indexed to its own Class A common stock. The ASRs met all of the applicable criteria for equity classification under ASC 815-40, and therefore, was not accounted for as a derivative instrument.

In addition, on September 15, 2025, the Company also entered into a Rule 10b5-1 trading plan providing for up to $174.0 million of repurchases of its Class A common stock, which will commence immediately following the completion of the ASR Agreement.

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

Net Parent Investment and Accumulated Other Comprehensive Loss

In connection with the Endeavor Asset Acquisition of the Acquired Businesses on February 28, 2025, and the retrospective combination of their results with TKO beginning on September 12, 2023 (the date of TKO’s formation), the portion of net parent investment related to the Acquired Businesses as of September 12, 2023, totaling $1,552.1 million, was reclassified to nonredeemable non-controlling interest. Similarly, the portion of accumulated other comprehensive loss attributable to the Acquired Businesses as of that date, totaling $67.8 million, was also reclassified to nonredeemable non-controlling interest. These reclassifications reflect that TKO Class A common stockholders did not have an economic interest in the Acquired Businesses' historical activity prior to the closing date of the Endeavor Asset Acquisition. Following the close of the Endeavor Asset Acquisition on February 28, 2025, the balance of nonredeemable non-controlling interest related to the Acquired Businesses continues to represent Endeavor Group Holdings, Inc. and its subsidiaries' retained economic interest, but is now held through TKO OpCo. As of September 30, 2025, this balance reflects Endeavor Group Holdings, Inc. and its subsidiaries' ownership in TKO OpCo, which is exchangeable for shares of TKO Class A common stock.

TKO Ownership Interests

As of September 30, 2025, EGH and its subsidiaries collectively controlled 62.6% of the voting interests in TKO through their ownership of both TKO Class A common stock and TKO Class B common stock.

As of September 30, 2025, the Company owned 40.5% of TKO OpCo and EGH and its subsidiaries owned 59.5% of TKO OpCo.

10. NON-CONTROLLING INTERESTS

Nonredeemable Non-Controlling Interest in the Acquired Businesses

For periods prior to the business acquisition of WWE on September 12, 2023, nonredeemable non-controlling interest represents the component of equity in the Acquired Businesses’ subsidiaries held by third parties.

Nonredeemable Non-Controlling Interest in TKO OpCo

In connection with the business acquisition of WWE on September 12, 2023, the Company became the sole managing member of TKO OpCo and, as a result, consolidates the financial results of TKO OpCo. The Company reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. Beginning on September 12, 2023, in connection with the Endeavor Asset Acquisition, the nonredeemable non-controlling interest balance also includes the carrying amount of the Acquired Businesses’ net parent investment and accumulated other comprehensive loss. TKO OpCo’s operating agreement provides that holders of membership interests in TKO OpCo (“Common Units”) may, from time to time, require TKO OpCo to redeem all or a portion of their Common Units (and an equal number of shares of TKO Class B common stock) for shares of TKO Class A common stock on a one-for-one basis or, at the Company’s option, in cash using proceeds received from a qualified offering of TKO Class A common stock. In connection with any redemption or exchange, the Company will receive a corresponding number of Common Units, increasing the total ownership interest in TKO OpCo. Changes in the ownership interest in TKO OpCo while the Company retains its controlling interest in TKO OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Common Units in TKO OpCo by the other members of TKO OpCo will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and six months after the consummation of the investment. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of September 30, 2025 and December 31, 2024, the estimated redemption value was $21.9 million.

The changes in carrying value of the redeemable non-controlling interest were as follows (in thousands):

Balance — December 31, 2023	$11,594
Net income attributable to non-controlling interest holders	2,160
Accretion	—
Balance — September 30, 2024	$13,754

Balance — December 31, 2024	$21,864
Net income attributable to non-controlling interest holders	5,928
Accretion	(5,928)
Balance — September 30, 2025	$21,864

11. EQUITY-BASED COMPENSATION

Equity-based compensation expense, which is included within direct operating costs and selling, general and administrative expenses on the Company’s consolidated statements of operations, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
EGH 2021 Plan	$468	$1,139	$3,051	$5,779
Replacement Awards under WWE 2016 Plan (1)	(7,985)	4,230	6,356	20,016
TKO 2023 Plan	27,392	14,676	72,412	48,842
Other awards (2)	23	2,174	1,346	6,574
Equity-based compensation expense	$19,898	$22,219	$83,165	$81,211

(1)
Equity-based compensation expense for the three months ended September 30, 2025 include a net credit primarily related to the adjustment of a previously granted performance-based award, reflecting the finalization of performance measures for the award during the quarter.
(2)
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

Upon the close of the Endeavor Asset Acquisition, the Company issued 160,455 shares of TKO Class A common stock for an aggregate value of $23.5 million to NFL Properties LLC ("NFLP"), as set forth in the Endeavor Asset Acquisition Agreement (such shares, the "NFLP Shares"). Two-thirds of the NFLP Shares were issued with restrictive legends that prohibit NFLP from transferring (i) one-third of the NFLP Shares on or before the 18-month anniversary of the consummation of the Endeavor Asset Acquisition and (ii) one-third of the NFLP Shares on or before the 36-month anniversary of the consummation of the Endeavor Asset Acquisition. The value of these shares was recorded as a component of other current assets and other assets in the Company's consolidated balance sheet during the first quarter of 2025 and will be amortized through 2036. During the nine months ended September 30, 2025, the Company recorded equity-based compensation expenses of approximately $2.0 million associated with the issuance of the NFLP Shares, which are included within direct operating costs in the Company's consolidated statements of operations.

In January 2024, WWE entered into an Independent Services Contractor and Merchandising Agreement (the “DJ Services Agreement”) with Dwayne Johnson, a member of the Company’s board of directors, pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. See Note 18, Related Party Transactions, for further discussion. As consideration for Mr. Johnson’s services provided under the DJ Services Agreement, the Company granted Mr. Johnson RSUs for an aggregate value of $30.0 million under the TKO 2023 Plan. The Company recorded equity-based compensation expense of approximately $1.0 million for each of the three months ended September 30, 2025 and 2024, and $3.0 million and $16.7 million for the nine months ended September 30, 2025 and 2024, respectively, associated with these RSUs. These amounts are included within direct operating costs in the Company’s consolidated statements of operations.

12. EARNINGS PER SHARE ("EPS")

Basic earnings per share is calculated utilizing net income (loss) available to common stockholders of the Company during the three and nine months ended September 30, 2025 and 2024, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income (loss) available to common stockholders by the diluted weighted average shares outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (refer to Note 11, Equity-based Compensation) as well as outstanding shares of TKO Class B common stock were anti-dilutive during the nine months ended September 30, 2024.

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

On September 15, 2025, the Company entered into an ASR Agreement with Morgan Stanley & Co. LLC to repurchase $800.0 million of its Class A common stock. On September 16, 2025, the Company paid $800 million and received an initial delivery of 3,161,430 shares, which reduced weighted-average shares outstanding beginning on that date. The shares received were immediately retired. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s Class A common stock during the term of the ASR Agreement, which is expected to conclude in early December 2025. Refer to Note 9, Stockholders' Equity for further information related to the ASR Agreement.

Based on the Company’s volume weighted average price of TKO Class A common stock for the period from September 16, 2025 to September 30, 2025, the ASR was in a gain position, and the Company would have received approximately 0.9 million additional shares if the contract had settled on September 30, 2025. Since the receipt of these additional shares would have increased basic and diluted earnings per share, such incremental shares were determined to be antidilutive and therefore excluded from the computation of diluted EPS for both the three and nine months ended September 30, 2025.

The following table presents the computation of basic and diluted net earnings (loss) per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to TKO Group Holdings, Inc.	$41,005	$23,136	$197,778	$(21,597)
Effect of dilutive securities:
Adjustment to net income attributable to TKO Group Holdings, Inc. from the assumed conversion of Class B shares	51,602	25,251	252,033	—
Net income (loss) attributable to TKO Group Holdings, Inc. used in computing diluted earnings (loss) per share	$92,607	$48,387	$449,811	$(21,597)

Denominator
Weighted average Class A Common Shares outstanding - Basic	81,520,538	80,966,252	81,633,590	81,399,221
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	1,382,677	1,017,952	1,312,086	—
Additional shares from the assumed conversion of Class B shares	116,158,615	89,616,891	110,422,491	—
Weighted average number of shares used in computing diluted earnings (loss) per share	199,061,830	171,601,095	193,368,167	81,399,221

Basic earnings (loss) per share	$0.50	$0.29	$2.42	$(0.27)
Diluted earnings (loss) per share	$0.47	$0.28	$2.33	$(0.27)

Securities that are anti-dilutive this period
Unvested RSUs	111,437	—	39,759	2,427,790
Unvested PSUs	—	—	—	184,490
TKO Class B Common Shares	—	—	—	89,616,891
ASR Agreement	863,975	—	863,975	—

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

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. During the three and nine months ended September 30, 2024, the Company treated the legal settlement related to UFC antitrust lawsuit of $40.0 million and $375.0 million, respectively, as described in Note 16, Commitments and Contingencies, discretely. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and nine months ended September 30, 2025 and 2024, respectively, adjusted for discrete items as noted.

The provision for income taxes for the three months ended September 30, 2025 and 2024 was $12.8 million and $2.9 million, respectively, based on pretax income of $117.9 million and $7.6 million, respectively. The effective tax rate was 10.8% and 37.7% for the three months ended September 30, 2025 and 2024, respectively. The provision for income taxes for the nine months ended September 30, 2025 and 2024 was $80.4 million and $3.7 million, respectively, based on pretax income (loss) of $614.4 million and $(183.7) million, respectively. The effective tax rate was 13.1% and (2.0)% for the nine months ended September 30, 2025 and 2024, respectively. The tax provision for the three and nine months ended September 30, 2025 differs from tax benefit in the same period in 2024 primarily due to the legal settlement related to the UFC antitrust lawsuit of $40.0 million and $375.0 million, respectively, that resulted in the recognition of discrete tax benefits of $4.8 million and $44.0 million, respectively, during the three and nine months ended September 30, 2024. Any tax balances reflected on the Company’s consolidated balance sheets as of September 30, 2025 will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2025.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, non-controlling interest, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of September 30, 2025 and December 31, 2024, the Company had unrecognized tax benefits of $39.7 million and $38.0 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) on the Company's consolidated statement of operations. Accrued interest and penalties of $16.9 million and $12.9 million are included as a component of the related tax liabilities on the Company's consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. Of the $56.6 million combined unrecognized tax benefits and accrued interest and penalties as of September 30, 2025, $50.7 million is subject to an offsetting indemnity asset, as set forth in the Endeavor Asset Acquisition Agreement, which is included as a component of Other assets on the Company's consolidated balance sheets and a corresponding contribution from members on the statement of stockholders' equity.

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

Other Matters

On July 4, 2025, President Trump signed the “One Big Beautiful Bill Act” (“OBBBA”) into law. This legislation introduces several changes to U.S. federal income tax law, such as an expansion of the rules related to deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and reinstating the bonus depreciation deduction for qualified property. The OBBBA also restores the EBITDA-based business interest expense limitation under Section 163(j) of the Code, and modifies the computation of certain taxes related to international operations. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The provisions of the OBBBA are not expected to have a material effect on the Company's consolidated financial statements.

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

14. RESTRUCTURING CHARGES

During 2023 and 2024, the Company initiated a cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC following the formation of TKO. During the first quarter of 2025, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of the Acquired Businesses. The Company recorded restructuring charges of $1.4 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $7.2 million and $17.3 million for the nine months ended September 30, 2025 and 2024, respectively, related to these programs. These amounts include equity-based compensation expenses of $3.3 million for the nine months ended September 30, 2024. These restructuring charges are recorded in accrued liabilities and additional paid-in-capital on the consolidated balance sheets and within direct operating costs and selling, general and administrative expenses in the consolidated statements of operations, respectively.

Changes in the Company’s restructuring liability through September 30, 2025 were as follows (in thousands):

Balance — December 31, 2024	$3,232
Restructuring charges	7,217
Payments	(7,516)
Balance — September 30, 2025	$2,933

15. CONTENT PRODUCTION INCENTIVES

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

During the three and nine months ended September 30, 2025 and 2024, the Company recorded content production incentives of $16.6 million and $13.6 million, respectively, related to qualifying content production activities in the WWE segment. These incentives are recorded as an offset to production expenses within direct operating costs within the consolidated statements of operations.

During the nine months ended September 30, 2025 and 2024, the Company recorded infrastructure improvement incentives of $12.1 million and $11.0 million, respectively, related to qualifying capital expenditures associated with the buildout of WWE's leased corporate headquarters and media production facilities. These incentives are recorded as an offset to property, buildings and equipment, net in the consolidated balance sheets.

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

UFC Legal Proceedings

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services. The plaintiffs sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the

Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On September 26, 2024, following the court’s denial of an earlier proposed settlement agreement, the Company reached an agreement with the plaintiffs to settle all claims asserted in the Le case for an aggregate amount of $375.0 million payable in installments over an agreed-upon period of time by the Company (the “Updated Settlement Agreement”). The terms of the Updated Settlement Agreement were preliminarily approved by the district court on October 22, 2024. The Updated Settlement Agreement was granted final approval by the district court on February 6, 2025. In connection with the Updated Settlement Agreement, the Company recorded charges of $375.0 million during the year ended December 31, 2024, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations. The Company paid $125.0 million of the aggregate $375.0 million settlement amount into escrow in late October 2024, shortly following receipt of preliminary approval, and another $125.0 million into escrow in February 2025 shortly following receipt of final approval, in accordance with the terms of the Updated Settlement Agreement. The Company made the third and final payment covering the remaining $125.0 million in June 2025. The Company anticipates that the settlement amount will be deductible for tax purposes.

On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017, to the present. The Johnson case alleges substantially similar claims to the Le case and seeks injunctive relief. No trial date has been set in the Johnson action and the parties are in the midst of the discovery process.

On May 23, 2025, Cirkunovs v. Zuffa, LLC et al., No. 2:25-cv-00914-RFB-BNW (D. Nev.) (the “Cirkunovs” case), was filed by a putative class of former UFC fighters who signed contracts with arbitration clauses and class action waiver agreements during the period July 1, 2017, to the present. The complaint in Cirkunovs contains nearly identical allegations to Johnson and further alleges that the arbitration clauses and class action waivers contained in the fighters’ contracts are unenforceable. The Cirkunovs complaint seeks injunctive relief invalidating these arbitration clauses and class action waivers, as well as treble damages under the antitrust laws and attorneys’ fees and costs. Zuffa filed a motion to compel arbitration, and the Court has allowed Plaintiffs to seek discovery regarding the arbitration clause before ruling on Zuffa’s motion. No trial date has been set in the Cirkunovs action.

On May 29, 2025, a similar complaint was filed by a current Professional Fighters League fighter named Phil Davis. Davis v. Zuffa, LLC et al., No. 2:25-cv-00946-RFB-BNW (D. Nev.) (the “Davis” case). The Davis complaint also asserts nearly identical allegations as in Johnson and Cirkunovs, except Davis seeks to represent a class of fighters who competed in U.S.-bouts for non-UFC promotions from May 29, 2021, onward, excluding all currently contracted UFC fighters, as well as the Johnson and Cirkunovs class members. The Davis case alleges UFC’s alleged anticompetitive conduct impairs the ability of non-UFC fighters to advance their careers and artificially suppresses non-UFC fighter pay. The Davis case does not seek monetary damages and instead seeks injunctive relief. No trial date has been set in the Davis action, and discovery has not yet begun. Zuffa has filed a motion to dismiss which argues, among other things, that Davis’ claims are released because of his prior affiliation with UFC and his membership in a class of fighters who have settled and released the same claims against Zuffa as those raised in Davis.

WWE Legal Proceedings

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the “Special Committee”) was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon (the “Special Committee investigation”). Mr. McMahon initially resigned from all positions held with WWE on July 22, 2022 but remained a stockholder with a controlling interest and served as Executive Chairman of WWE’s board of directors from January 9, 2023 through September 12, 2023, at which time Mr. McMahon became Executive Chair of the Company's board of directors. Although the Special Committee investigation is complete and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of the Company's board of directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands, claims and/or complaints arising from, related to, or in connection with these matters. On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. On January 10, 2025, the United States Securities and Exchange Commission settled charges against Mr. McMahon for failing to disclose certain settlement agreements to WWE’s board of directors, legal department, accountants, financial reporting personnel, or auditor, and in so doing, circumventing WWE’s system of internal accounting controls and causing material misstatements in WWE’s 2018 and 2021 financial statements. No charges have been brought against the Company.

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive, John Laurinaitis, in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and Mr. Laurinaitis and asserting claims under the Trafficking Victims Protection Act. On May 30, 2025, Mr. Laurinaitis was dismissed from the matter with prejudice pursuant to a stipulation of dismissal. WWE has moved to compel the matter to arbitration, and its motion is pending.

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

IMG Legal Proceedings

As set forth in the Endeavor Asset Acquisition Agreement and pursuant to other agreements between the Company and Endeavor Group Holdings, Inc., Endeavor Group Holdings, Inc. is obligated to indemnify the Company for, and pay directly, any judgment entered against IMG or settlement entered into with respect to IMG, including with respect to claims or actions brought by other parties, in each case, to the extent related to the proceedings described below.

In July 2017, the Italian Competition Authority (“ICA”) issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including IMG. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. IMG investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined IMG approximately EUR 0.3 million. As part of its decision, the ICA acknowledged IMG's cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs (the “Original Plaintiffs”) and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or “Lega Nazionale,” and together with the Original Plaintiffs, the “Plaintiffs”) each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants deriving from the lower value of the media rights in amounts totaling EUR 554.6 million in the aggregate relating to the Original Plaintiffs and EUR 1,750 million relating to Lega Nazionale, along with attorneys’ fees and costs. Since December 2020, four additional clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim damages deriving from the lower value of the media rights in amounts in the aggregate totaling EUR 251.5 million. The Original Plaintiffs and these four additional clubs are also seeking additional damages relating to alleged lost profits and additional charges, quantified in the fourth quarter of 2022 in amounts totaling EUR 1,675 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 284.9 million, in the case of five clubs, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other five cases. Collectively, the interventions of these 14 clubs are the “Interventions.” By judgment issued on May 8, 2024, the Court of Milan ruled that the clubs have a concurrent right to bring a claim, and Lega Nazionale is entitled to retain only 10% of the aggregate loss suffered (if any) by the clubs deriving from the lower value of the media rights. IMG reserved the right to appeal the partial ruling. In December 2022, one further football club filed a separate claim against IMG and certain other unrelated parties seeking damages from all defendants deriving from the lower value of the media rights in the amount of EUR 326.9 million, in addition to alleged additional damages relating to lost profits and additional charges which the club, with defensive brief on May 13, 2024, quantified in amounts totaling EUR 513.5 million. On December 3, 2024, this latter lawsuit was consolidated with the one brought by the Plaintiffs. During April to June 2025, two additional clubs intervened in the proceedings in support of Lega Nazionale’s claims. Such clubs did not bring new claims but only supported those of the Lega Nazionale. Currently, the total number of Interventions amounts to 16 clubs. In July 2025, a third-party purchased the claim of one of the intervening clubs in support of Lega Nazionale and intervened into the proceedings. This third-party purchaser has merely taken over an existing claim. IMG has defended in its submissions to date, and intends to continue to defend, against all of the damages claims, Interventions and any related claims, and management believes that IMG has meritorious defenses to these claims, including the absence of actual damage. IMG may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters.

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

Revenue from our Corporate and Other group principally consists of media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer product licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing.

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

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
UFC:	2025	2024	2025	2024
Revenue	$325,236	$354,971	$1,100,818	$1,062,319
Direct operating costs (1)	104,049	114,762	310,004	316,714
Selling, general and administrative expenses (1)	55,531	44,579	152,973	122,995
Adjusted EBITDA	$165,656	$195,630	$637,841	$622,610

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
WWE:	2025	2024	2025	2024
Revenue	$402,099	$326,302	$1,349,781	$1,099,826
Direct operating costs (1)	113,396	86,408	378,120	314,218
Selling, general and administrative expenses (1)	80,886	64,625	240,165	218,814
Adjusted EBITDA	$207,817	$175,269	$731,496	$566,794

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
IMG:	2025	2024	2025	2024
Revenue	$336,772	$829,141	$1,119,630	$1,698,389
Direct operating costs (1)	198,002	783,169	725,789	1,475,256
Selling, general and administrative expenses (1)	77,277	100,225	229,893	287,353
Adjusted EBITDA	$61,493	$(54,253)	$163,948	$(64,220)

(1)
Direct operating costs and selling, general and administrative expenses included in the measure of Adjusted EBITDA for each segment excludes reconciling items included in the reconciliation of segment profitability below.

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
UFC	$325,236	$354,971	$1,100,818	$1,062,319
WWE	402,099	326,302	1,349,781	1,099,826
IMG	336,772	829,141	1,119,630	1,698,389
Total revenue from reportable segments	$1,064,107	$1,510,414	$3,570,229	$3,860,534
Corporate and Other	63,348	54,047	162,357	147,214
Eliminations	(7,541)	(23,778)	(35,430)	(51,426)
Total revenue	$1,119,914	$1,540,683	$3,697,156	$3,956,322

Reconciliation of segment profitability

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
UFC	$165,656	$195,630	$637,841	$622,610
WWE	207,817	175,269	731,496	566,794
IMG	61,493	(54,253)	163,948	(64,220)
Total Adjusted EBITDA from reportable segments	434,966	316,646	1,533,285	1,125,184
Corporate and Other	(74,756)	(90,309)	(229,209)	(259,136)
Total Adjusted EBITDA	360,210	226,337	1,304,076	866,048
Reconciling items:
Equity earnings of affiliates	(1,622)	1,313	(11,456)	(2,612)
Interest expense, net	(50,842)	(59,433)	(143,814)	(183,589)
Depreciation and amortization	(129,131)	(114,879)	(329,063)	(355,860)
Equity-based compensation expense (1)	(19,898)	(22,219)	(83,165)	(81,211)
Merger, acquisition and earn out costs (2)	(4,522)	(6,918)	(48,562)	(9,844)
Certain legal costs (3)	(19,239)	(44,591)	(35,390)	(395,782)
Restructuring, severance and impairment (4)	(4,980)	(2,987)	(10,804)	(42,957)
Debt transaction costs (5)	(8,732)	—	(8,732)	—
Other adjustments (6)	(3,305)	30,984	(18,678)	22,097
Income (loss) before income taxes and equity earnings of affiliates	$117,939	$7,607	$614,412	$(183,710)

(1)
Equity-based compensation represents non-cash compensation expense for various awards issued under the TKO 2023 Incentive Award Plan, awards assumed in connection with the acquisition of WWE in September 2023, and awards issued under Endeavor Group Holdings, Inc.’s 2021 Plan. For the three and nine months ended September 30, 2025 and 2024, equity-based compensation expense includes $1.0 million and $1.0 million, and $3.0 million and $16.7 million, respectively, related to services provided by an independent contractor in the WWE segment. For the nine months ended September 30, 2024, equity-based compensation expense related to the accelerated vesting of the Replacement Awards was $3.3 million, associated with the workforce reduction of certain employees in the WWE segment and Corporate and Other.
(2)
Includes certain costs of professional advisors related to strategic transactions, primarily the Endeavor Asset Acquisition, as well as fair value adjustments for contingent consideration liabilities associated with a past acquisition.
(3)
Includes costs related to certain litigation matters including antitrust lawsuits for UFC, WWE stockholder litigation and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the three and nine months ended September 30, 2024, these costs include the legal settlement of the UFC antitrust lawsuit for $40.0 million and $375.0 million, respectively, as described in Note 16, Commitments and Contingencies.
(4)
Includes costs resulting from the Company’s cost reduction program as described in Note 14, Restructuring Charges. For the three and nine months ended September 30, 2025, the Company recognized impairment charges of $3.6 million within the IMG segment primarily related to the write-off of certain assets that are no longer in use. For the three and nine months ended September 30, 2024, the Company recorded impairment charges of $1.5 million and $25.8 million, respectively, as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell. Refer to Note 5, Supplementary Data, for further information.
(5)
For the three months ended September 30, 2025, the Company recognized $8.7 million of third-party transactions costs associated with the Company's debt refinancing transactions as described in Note 8, Debt.
(6)
For the three months ended September 30, 2025, other adjustments primarily reflects a net loss of $7.1 million related to the sale of certain equity method investments, partially offset by net gains on foreign exchange transactions. For the nine months ended September 30, 2025, other adjustments primarily reflect losses on foreign exchange transactions and also includes a net loss of $9.6 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building. Other adjustments for the three and nine months ended September 30, 2024, primarily reflect gains on foreign exchange transactions.

18. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), which collectively own approximately 62.6% of the voting interest in TKO as of September 30, 2025, provide various services to the Company and, upon consummation of the Transactions, such services are provided pursuant to the Services Agreement which was terminated upon consummation of the Endeavor Asset Acquisition. Additionally, the Company and EGH entered into the Transition Services Agreement effective February 28, 2025. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Event and other licensing revenues earned from the Group	$1,275	$1,024	$6,911	$2,742
Expenses incurred with the Group included in direct operating costs (1)	6,279	3,074	20,168	13,837
Expenses incurred with the Group included in selling, general and administrative expenses (2)	13,042	2,156	33,327	14,148
Interest expense (income) with the Group (3)	—	4,369	(3,704)	11,207
Net expense resulting from Group transactions included within net income (loss)	$(18,046)	$(8,575)	$(42,880)	$(36,450)

(1)
These expenses primarily consist of production and consulting services as well as commissions paid to the Group.
(2)
These expenses primarily consist of service fees paid to the Group. These service fees are costs related to representation, executive leadership, back-office and corporate functions and other management services provided by the Group. Beginning in March 2025 expenses associated with the Transition Services Agreement primarily consist of pass through expenses related to the Acquired Businesses and back-office and corporate function costs.
(3)
The interest expense (income) relate to loans due to or from the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		September 30,	December 31,
	Classification	2025	2024
Amounts due from the Group	Other current assets	$18,948	$30,450
Amounts due from the Group	Other assets	$50,668	$—
Amounts due to the Group	Other current liabilities	$(34,588)	$(12,077)

Prior to February 28, 2025, the Company reimbursed the Group for third-party costs incurred on the Company’s behalf under the Services Agreement, which was terminated effective that date. During the nine months ended September 30, 2025 and 2024, the Company reimbursed $0.1 million and $4.9 million, respectively, under the prior agreement. Under the new Transition Services Agreement, during the nine months ended September 30, 2025, the Company reimbursed the Group $32.7 million for third-party costs incurred on the Company’s behalf and received $6.3 million in cash payments from the Group related to the transition services provided to the Group.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$—	$32,675	$21,698	$87,130
Other expense, net	—	(293)	(11)	(215)
Total General Corporate Expenses	$—	$32,382	$21,687	$86,915

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

Nonredeemable non-controlling interests as of September 30, 2024 in the combined balance sheets and net transfers from parent in the combined statement of stockholders’ equity represent Endeavor Group Holdings, Inc.’s historical investment in the Acquired Businesses and include net earnings (loss) after taxes (Endeavor Group Holdings, Inc.’s basis) and the net effect of transactions with and cost allocations from EGH and its subsidiaries. Also included in these line items are the contributions made by the Company during this period. Such balances are reflected in the combined statements of cash flows based on the cash flows made by Endeavor Group Holdings, Inc. These cash flows are included within net transfers to parent within cash flows from financing activities.

The following table summarizes the components of the net transfers to parent in nonredeemable non-controlling interests for the three and nine months ended September 30, 2025 and 2024 (applicable for periods prior to the Endeavor Asset Acquisition on February 28, 2025):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash pooling and general financing activities (1)	$—	$(28,803)	$(242,698)	$(150,703)
Corporate allocations	—	29,270	21,688	82,292
Contributions	—	1,139	—	5,779
Net transfers from/(to) parent per the Combined Statements of Equity	$—	$1,606	$(221,010)	$(62,632)
Equity based compensation expense (2)	—	(3,313)	(1,250)	(12,353)
Currency translation adjustments on intercompany transactions	—	(5,063)	1,940	4,949
Taxes deemed settled with Parent	—	83,646	3,309	92,196
Net loss on foreign currency transactions	—	24,578	586	21,404
Distributions not settled in cash	—	(29,444)	—	(41,778)
Contract balances retained by Parent and other	—	—	93,900	—
Net transfers from/(to) parent per the Combined Statements of Cash Flows	$—	$72,010	$(122,525)	$1,786
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

As consideration for Mr. Johnson’s services pursuant to the DJ Services Agreement, and in respect of the intellectual property grants and licenses made by Mr. Johnson and his affiliates in connection therewith, Mr. Johnson received an RSU award for an aggregate value of $30.0 million. For the three months ended September 30, 2025 and 2024, the Company recognized equity-based compensation expense of $1.0 million in each period, and for the nine months ended September 30, 2025 and 2024, $3.0 million and $16.7 million, respectively. These amounts are included within direct operating costs in our consolidated statements of operations.

Mr. Johnson also receives annual royalties from WWE and will be entitled to receive royalties in connection with the sale of licensed products that utilize the Assigned IP and his name, likeness and other intellectual property rights in accordance with the DJ Services Agreement. For the three months ended September 30, 2025 and 2024, the Company paid royalties earned by Mr. Johnson of $0.3 million, and for the nine months ended September 30, 2025 and 2024, royalties of $0.8 million and $0.7 million, respectively. In addition, Mr. Johnson is entitled to reimbursement for certain travel expenses associated with delivering services under the DJ Services Agreement. Such reimbursable expenses totaled $0.6 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

Other Related Parties

During the three months ended September 30, 2025, the Company divested its equity-method investment in Euroleague Ventures S.A. (“Euroleague”). Accordingly, related-party transactions connected with Euroleague are presented through the date of divestiture. For the three months ended September 30, 2025 and 2024, the Company recognized revenue of $0.4 million and $0.1 million, respectively, and for the nine months ended September 30, 2025 and 2024, $8.4 million and $5.6 million, respectively, related to a management fee for representation and technical services provided to Euroleague in connection with the distribution of media rights. This revenue is reported within the IMG segment. For the same periods, the Company also recognized revenue of $0.3 million and $0.2 million, and $7.8 million and $6.9 million, respectively, for production services provided to Euroleague, which are likewise reported within the IMG segment. As of December 31, 2024, the Company had a related party receivable of $10.9 million. Following the divestiture, Euroleague is no longer a related party; however, the Company continues to maintain a commercial relationship with Euroleague to provide representation, technical, and other services in the ordinary course of business.

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

The following is a discussion and analysis of, and a comparison between, our results of operations for the three and nine months ended September 30, 2025 and 2024.

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

With respect to the combined balance sheets of the Company, the combined balance sheet includes Endeavor Group Holdings, Inc.’s consolidated assets and liabilities that are specifically identifiable or otherwise attributable to the Acquired Businesses, including subsidiaries and/or joint ventures relating to the Acquired Businesses in which Endeavor Group Holdings, Inc. had a controlling financial interest. The assets, liabilities, revenue and expenses of the Acquired Businesses have been reflected in these combined financial statements on a historical cost basis, as included in the consolidated financial statements of Endeavor Group Holdings, Inc., using the historical accounting policies applied by Endeavor Group Holdings, Inc. Cash and cash equivalents held by Endeavor Group Holdings, Inc. at the corporate level were not attributable to the Acquired Businesses for any of the periods presented due to Endeavor Group Holdings, Inc.’s centralized approach to cash management and the financing of its operations. Only cash amounts held by entities for which the Acquired Businesses have legal title are reflected in the combined balance sheets. Transfers of cash, both to and from Endeavor Group Holdings, Inc.’s centralized cash management system, are reflected as a component of net parent investment in the combined balance sheets and as financing activities in the combined statements of cash flows for the recast periods prior to the TKO formation on September 12, 2023. Endeavor Group Holdings, Inc.’s debt on a consolidated basis was not attributed to the Acquired Businesses for any of the periods presented because Endeavor Group Holdings, Inc.’s borrowings are not the legal obligation of the Acquired Businesses.

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

Segments

As of September 30, 2025, we operated our business under three reportable segments, UFC, WWE and IMG. In addition, we also report results for the “Corporate and Other” group, which incurs revenue and expenses that are not allocated to the business segments. As a result of the close of the Endeavor Asset Acquisition, the Company determined that IMG, as described below, is a third reportable segment. Refer to Note 17, Segment Information, within the unaudited consolidated financial statements included within this Quarterly Report on Form 10-Q.

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

Corporate and Other

Corporate and Other reflects operations not allocated to the UFC, WWE or IMG segments and primarily consists of general and administrative expenses as well as operations of PBR and boxing. PBR owns the Professional Bull Riders brand, which organizes bull riding competitions, promotes the sport and its athletes through live events and broadcasts. Boxing includes the joint venture with Sela Company for the Zuffa Boxing brand as well as promotional services TKO provides for boxing events.

Revenue from our Corporate and Other group principally consists of media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer product licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing.

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

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$1,119.9	$1,540.7	$3,697.1	$3,956.3
Operating expenses:
Direct operating costs	439.7	1,011.7	1,483.7	2,208.5
Selling, general and administrative expenses	379.2	379.6	1,106.8	1,416.1
Depreciation and amortization	129.1	114.9	329.0	355.9
Total operating expenses	948.0	1,506.2	2,919.5	3,980.5
Operating income (loss)	171.9	34.5	777.6	(24.2)
Other expenses:
Interest expense, net	(50.8)	(59.4)	(143.8)	(183.6)
Other (expense) income, net	(3.2)	32.4	(19.4)	24.0
Income (loss) before income taxes and equity earnings of affiliates	117.9	7.5	614.4	(183.8)
Provision for income taxes	12.7	2.8	80.4	3.7
Income (loss) before equity earnings of affiliates	105.2	4.7	534.0	(187.5)
Equity (earnings) losses of affiliates, net of tax	(1.6)	1.3	(11.4)	(2.6)
Net income (loss)	106.8	3.4	545.4	(184.9)
Less: Net income (loss) attributable to non-controlling interests	65.8	(19.7)	347.7	(163.2)
Net income (loss) attributable to TKO Group Holdings, Inc.	$41.0	$23.1	$197.7	$(21.7)

Revenue

Revenue decreased by $420.8 million, or 27%, to $1,119.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

•
UFC revenue decreased by $29.7 million, or 8%. This decrease was primarily driven by $15.8 million of lower media rights and content revenue from holding one less numbered event compared to the prior year. This decrease was also driven by $7.8 million of lower live event revenue, which was the result of lower ticket sales revenue driven by holding one less numbered event as well as the impact of UFC 306 in the prior year, which was a marquee event at Sphere in Las Vegas. Additionally, partnership revenue declined $3.2 million, as higher revenue from new sponsors and increases from renewals were more than offset by the impact of UFC 306 in the prior year, which included a title sponsor. Consumer product licensing revenue decreased $2.9 million due to lower royalties on UFC-branded products compared to the prior year.
•
WWE revenue increased by $75.8 million, or 23%. This increase was primarily due to $31.4 million of increased live event revenue, which was the result of higher ticket sales and site fee revenue, mostly driven by the first ever two-night SummerSlam in New Jersey as well as Wrestlepalooza in Indianapolis to kick-off our distribution agreement with ESPN. This increase was also driven by $21.5 million of higher media rights, production and content revenue associated with domestic and international rights fees for Raw, SmackDown and NXT, which was primarily attributable to the new global content distribution agreement with Netflix that became effective in January 2025, as well as fees associated with WWE's premium live events, including the new content distribution agreement with ESPN that became effective in September 2025. These increases more than offset the unfavorable impact of one less episode of Raw in the current year and the shift of SmackDown to a two-hour format for the second half of the current year. Additionally, WWE generated $18.2 million of higher partnerships revenue from new sponsors, increases in fees from renewals, and incremental inventory from the first ever two-night SummerSlam and Wrestlepalooza to kick-off our distribution agreement with ESPN, as well as $4.7 million of increased consumer products licensing revenue related to the sale of WWE-branded products, including video game and merchandise sales, compared to the prior year.
•
IMG segment revenue decreased by $492.4 million, or 59%. This decrease was primarily attributable to a $494.8 million decline in On Location revenue as the prior year included hospitality related revenues generated from the 2024 Paris Olympics. This decline was partially offset by growth within the IMG business driven by incremental revenue from new Studios properties, including the E-Sports World Cup in Saudi Arabia and from higher media rights commissions related to the Canelo vs. Crawford boxing event.
•
Corporate and Other revenue increased by $9.2 million, or 17%, driven by $19.5 million of higher management and promotional fees for services primarily related to boxing, partially offset by a decline in media rights revenue related to PBR.

Revenue decreased by $259.2 million, or 7%, to $3,697.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

•
UFC revenue increased by $38.5 million, or 4%. This increase was primarily due to $36.6 million of higher partnerships revenue from new sponsors and increases in fees from renewals. Additionally, UFC generated $4.9 million of greater live event revenue driven by higher site fee revenue associated with the timing of certain international events, including a Fight Night event held in Baku, Azerbaijan, partially offset by lower ticket sales revenue driven by holding one less numbered event as well as the impact of UFC 306 in the prior year, which was a marquee event at Sphere in Las Vegas. This increase was also driven by $3.7 million of increased media rights, production and content revenue from higher domestic and international rights fees resulting from increases in contractual revenues, partially offset by the impact of holding one less numbered event compared to the prior year. These revenue stream increases were somewhat offset by a decrease of $6.7 million in consumer product licensing revenue from lower royalties on UFC-branded products compared to the prior year.
•
WWE revenue increased by $250.0 million, or 23%. This increase was primarily due to $99.1 million of increased live event revenue, which was the result of higher ticket sales revenue, driven by WrestleMania 41 in Las Vegas and the first ever two-night SummerSlam in New Jersey, coupled with increased site fee revenue associated with WWE’s premium live events, most notably Night of Champions held in Riyadh, Saudi Arabia. This increase was also driven by $70.2 million of higher media rights, production and content revenue associated with domestic and international rights fees for Raw, SmackDown and NXT, which was attributable to the new global content distribution agreement with Netflix that became effective in January 2025 and the format expansion of WWE’s SmackDown programming, as well as rights fees associated with WWE’s premium live events, including the new content distribution agreement with ESPN that became effective in September 2025. Additionally, WWE generated $63.6 million of higher partnerships revenue from new sponsors and increases in fees from renewals, and $17.1 million of increased consumer products licensing revenue related to the sale of WWE-branded products, including video games, merchandise and collectibles sales, compared to the prior year.
•
IMG segment revenue decreased by $578.8 million, or 34%. This decrease was primarily attributable to a $552.4 million decline in On Location revenue as the prior year included hospitality related revenues generated from the 2024 Paris Olympics. The decline in On Location revenue was also due to lower hospitality sales primarily driven by less favorable locations related to the Super Bowl and collegiate Bowl Games compared to the prior year. Additionally, lower revenues of $26.3 million from the IMG business were driven by a reduction in media rights revenue primarily from no longer having rights to the FA Cup, as these rights did not transfer to the Company pursuant to the Endeavor Asset Acquisition Agreement. This reduction was partially offset by higher revenue associated with new production agreements, most notably Saudi Pro League, as well as media rights commissions related to the Canelo vs. Crawford boxing event.
•
Corporate and Other revenue increased by $15.1 million, or 10%, driven by $23.7 million of higher management and promotional fees for services primarily related to boxing, partially offset by a decline in media rights revenue related to PBR.

Direct Operating Costs

Direct operating costs decreased by $572.0 million, or 57%, to $439.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

•
UFC direct operating costs decreased by $10.7 million, or 9%. This decrease was primarily due to $18.0 million of lower production, marketing and other event-related costs driven by holding one less numbered event as well as the impact of UFC 306 in the prior year, which was a marquee event at Sphere in Las Vegas. These declines were partially offset by $7.2 million of higher athlete and other variable costs of revenue.
•
WWE direct operating costs increased by $27.0 million, or 31%. This increase in costs was primarily driven by $29.5 million of higher talent, production, marketing and other event-related costs associated with WWE’s premium live events and weekly television programming from holding 10 more events compared to the prior year, including the first ever two-night SummerSlam in New Jersey and Wrestlepalooza in Indianapolis to kick-off our distribution agreement with ESPN.
•
IMG segment direct operating costs decreased by $585.2 million, or 75%. This decrease was primarily driven by a $580.9 million decline from On Location, largely related to the impact of the 2024 Paris Olympics included in the prior year results.
•
Corporate and Other direct operating costs decreased by $10.9 million, or 26%. This decrease was primarily driven by service fees paid to Endeavor Group Holdings, Inc. in the prior year for various operational functions that support revenue generating activities pursuant to the Services Agreement. The Services Agreement was terminated during the first quarter of 2025 in connection with the Endeavor Asset Acquisition. Additionally, lower costs of $7.6 million from PBR was primarily driven by lower production, marketing, rider and other event-related costs compared to the prior year.

Direct operating costs decreased by $724.8 million, or 33%, to $1,483.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

•
UFC direct operating costs decreased by $6.7 million, or 2%. This decrease was primarily due to $10.9 million of lower production, marketing, athlete and other event-related costs driven by holding one less numbered event as well as the impact of UFC 306 in the prior year, which was a marquee event at Sphere in Las Vegas. These declines were partially offset by $3.6 million of higher variable costs of revenue.
•
WWE direct operating costs increased by $43.7 million, or 13%. This increase was primarily driven by $51.3 million of higher talent, production, marketing and other event-related costs associated with WWE's weekly television programming and premium live events, from holding more premium live events, including WrestleMania 41 in Las Vegas, the first ever two-night SummerSlam in New Jersey and Wrestlepalooza in Indianapolis to kick-off our distribution agreement with ESPN, as well as more televised events, including Saturday Night's Main Event, compared to the prior year.
•
IMG segment direct operating costs decreased by $748.1 million, or 51%. This decrease was primarily driven by a $681.4 million decline from On Location, largely related to the impact of the 2024 Paris Olympics included in prior year results including the associated write down of unsold tickets, coupled with decreased event-related costs primarily from fewer hospitality sales associated with less favorable locations related to the Super Bowl and collegiate Bowl Games compared to the prior year. Additionally, lower costs of $66.7 million from the IMG business, was primarily due to lower media rights fees associated with no longer having rights to the FA Cup.
•
Corporate and Other direct operating costs decreased by $17.2 million, or 15%. This decrease was primarily driven by service fees paid to Endeavor Group Holdings, Inc. in the prior year for various operational functions that support revenue generating activities pursuant to the Services Agreement. The Services Agreement was terminated during the first quarter of 2025. Additionally, lower costs of $9.2 million from PBR were primarily driven by lower marketing, rider and other event-related costs compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.4 million, or 0.1%, to $379.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

•
UFC selling, general and administrative expenses increased by $12.8 million, or 26%. This increase was primarily driven by $9.8 million of higher personnel and travel costs compared to the prior year.
•
WWE selling, general and administrative expenses increased by $2.7 million, or 4%. The increase is primarily attributable to $13.9 million of higher personnel and travel costs, partially offset by lower equity-based compensation expenses resulting from the adjustment of certain performance-based awards compared to the prior year.
•
IMG segment selling, general, and administrative expenses decreased by $16.4 million, or 16%. This decrease was primarily driven by the impact of the 2024 Paris Olympics included in the prior year results as well as the impact of cost reduction initiatives in connection with the Endeavor Asset Acquisition.
•
Corporate and Other selling, general and administrative expenses decreased by $7.9 million, or 5%. This decrease was driven by the impact of $32.7 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses, as well as lower legal and professional costs of $19.4 million, of which $40.0 million was due to charges recorded in the prior year associated with the legal settlement of the UFC antitrust lawsuit. These decreases were partially offset by $44.2 million of higher cost of personnel and other operating expenses compared to the prior year.

Selling, general and administrative expenses decreased by $309.3 million, or 22%, to $1,106.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

•
UFC selling, general and administrative expenses increased by $41.6 million, or 31%. This increase was primarily driven by $39.7 million of higher personnel and travel costs compared to the prior year.
•
WWE selling, general and administrative expenses decreased by $16.7 million, or 6%. The prior year included an impairment charge of $25.8 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 5, Supplementary Data, to our unaudited consolidated financial statements included in this Quarterly Report, partially offset by $14.4 million of higher personnel and travel costs compared to the prior year.
•
IMG segment selling, general, and administrative expenses decreased by $46.6 million, or 16%. This decrease was primarily driven by the impact of the 2024 Paris Olympics included in the prior year results as well as the impact of cost reduction initiatives in connection with the Endeavor Asset Acquisition.
•
Corporate and Other selling, general and administrative expenses decreased by $300.0 million, or 41%. This decrease was primarily driven by lower legal and professional costs of $353.6 million, of which $375.0 million was due to charges recorded in the prior year associated with the legal settlement of the UFC antitrust lawsuit, as well as the impact of $65.4 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses. The decrease in service fees paid to Endeavor Group Holdings, Inc. under the Services Agreement were mostly offset by fees paid under the Transition Services Agreement. These declines were partially offset by $79.7 million of higher cost of personnel and other operating expenses, as well as $39.3 million of professional fees associated with strategic transactions, primarily the Endeavor Asset Acquisition, compared to the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $14.2 million, or 12%, to $129.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by a $25.3 million acceleration of WWE customer relationship assets following the modification of a related media revenue arrangement. This increase was partially offset by a decline of $14.3 million of expense associated with certain WWE intangible assets that became fully amortized during the third quarter of 2024.

Depreciation and amortization decreased $26.9 million, or 8%, to $329.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily due to a decline of $50.4 million of expenses associated with certain WWE intangible assets that became fully amortized during the third quarter of 2024. This decrease was partially offset by a $25.3 million acceleration of WWE customer relationship assets following the modification of a related media revenue arrangement.

Interest Expense, Net

Interest expense, net decreased by $8.6 million, or 14%, to $50.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily driven by the Credit Facilities refinancing transactions in November 2024 and September 2025 that resulted in term loans with a lower interest rate, partially offset by a $1.0 billion increase in the principal balance of our term loan resulting from the September 2025 refinancing transaction.

Interest expense, net decreased by $39.8 million, or 22%, to $143.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily driven by the Credit Facilities refinancing transactions in November 2024 and September 2025 that resulted in term loans with a lower interest rate, partially offset by a $1.0 billion increase in the principal balance of our term loan resulting from the September 2025 refinancing transaction.

Other Expense, Net

Other expense, net for the three months ended September 30, 2025 and 2024 includes net gains on foreign currency transactions. Other expense, net for the three months ended September 30, 2025 also includes a net loss of $7.1 million from the sale of certain equity method investments.

Other expense, net for the nine months ended September 30, 2025 and 2024 includes net losses on foreign exchange transactions. Other expense, net for the nine months ended September 30, 2025 also includes a net loss of $9.6 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building.

Provision for Income Taxes

For the three months ended September 30, 2025, TKO recorded a provision for income taxes of $12.8 million compared to $2.9 million for the three months ended September 30, 2024. This change was primarily related to increased pretax income for the three months ended September 30, 2025.

For the nine months ended September 30, 2025, TKO recorded a provision for income taxes of $80.4 million compared to $3.7 million for the nine months ended September 30, 2024. This change was primarily related to increased pretax income for the nine months ended September 30, 2025 as well as the legal settlement for the UFC antitrust lawsuit of $375.0 million that resulted in a $44.0 million discrete tax benefit that was recognized in the prior year.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests was income of $65.8 million and loss of $19.7 million for the three months ended September 30, 2025 and 2024, respectively. The change was primarily due to the change in the amount of reported net income for the three months ended September 30, 2025 as compared to the reported net loss for the three months ended September 30, 2024, as well as the impact of the Endeavor Asset Acquisition. See Note 10, Non-Controlling Interests, to our unaudited consolidated financial statements included in this Quarterly Report for further details on the effect of the Endeavor Asset Acquisition to this line item.

Net income (loss) attributable to non-controlling interests was income of $347.7 million and loss of $163.2 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily due to the change in the amount of reported net income for the nine months ended September 30, 2025 as compared to the reported net loss for the nine months ended September 30, 2024, as well as the impact of the Endeavor Asset Acquisition. See Note 10, Non-Controlling Interests, to our unaudited consolidated financial statements included in this Quarterly Report for further details on the effect of the Endeavor Asset Acquisition to this line item.

Segment Results of Operations

As described above, the following discussion and analysis of our financial condition and results of operations presents three reportable segments as of September 30, 2025: UFC, WWE and IMG, which were determined to be our reportable segments following the close of the Endeavor Asset Acquisition. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
UFC	$325.2	$354.9	$1,100.8	$1,062.3
WWE	402.1	326.3	1,349.8	1,099.8
IMG	336.7	829.1	1,119.6	1,698.4
Total revenue from reportable segments	1,064.0	1,510.3	3,570.2	3,860.5
Corporate and Other	63.3	54.1	162.3	147.2
Eliminations	(7.4)	(23.7)	(35.4)	(51.4)
Total Revenue	$1,119.9	$1,540.7	$3,697.1	$3,956.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Adjusted EBITDA:
UFC	$165.6	$195.6	$637.8	$622.6
WWE	207.8	175.3	731.5	566.8
IMG	61.4	(54.2)	163.9	(64.1)
Total Adjusted EBITDA from reportable segments	434.8	316.7	1,533.2	1,125.3
Corporate and Other	(74.6)	(90.5)	(229.1)	(259.4)
Total Adjusted EBITDA	$360.2	$226.2	$1,304.1	$865.9

UFC

The following table sets forth our UFC segment results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Media rights, production and content	$200.5	$216.3	$685.1	$681.4
Live events and hospitality	43.6	51.4	160.7	155.8
Partnerships and marketing	70.8	74.0	220.9	184.3
Consumer products licensing and other	10.3	13.2	34.1	40.8
Total Revenue	$325.2	$354.9	$1,100.8	$1,062.3

Direct operating costs	$104.0	$114.8	$310.0	$316.7
Selling, general and administrative expenses	$55.6	$44.5	$153.0	$123.0
Adjusted EBITDA	$165.6	$195.6	$637.8	$622.6
Adjusted EBITDA margin	51%	55%	58%	59%

UFC Operating Metrics:
Number of events
Numbered events	2	3	9	10
Fight Nights	8	7	23	22
Total events	10	10	32	32

Location of events
United States	6	6	22	24
International	4	4	10	8
Total events	10	10	32	32

WWE

The following table sets forth our WWE segment results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Media rights, production and content	$248.9	$227.4	$779.4	$709.2
Live events and hospitality	82.5	51.1	344.5	245.4
Partnerships and marketing	39.9	21.7	123.8	60.2
Consumer products licensing and other	30.8	26.1	102.1	85.0
Total Revenue	$402.1	$326.3	$1,349.8	$1,099.8

Direct operating costs	$113.4	$86.4	$378.1	$314.2
Selling, general and administrative expenses	$80.9	$64.6	$240.2	$218.8
Adjusted EBITDA	$207.8	$175.3	$731.5	$566.8
Adjusted EBITDA margin	52%	54%	54%	52%

WWE Operating Metrics:
Number of events
Premium live events	8	5	18	15
Televised events	44	39	125	116
Non-televised events	23	21	53	83
Total events	75	65	196	214

Location of events
United States	58	47	163	180
International	17	18	33	34
Total events	75	65	196	214

IMG

The following table sets forth our IMG segment results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Media rights, production and content	$185.1	$185.3	$509.8	$535.3
Live events and hospitality	138.3	610.2	558.9	1,091.5
Partnerships and marketing	10.3	29.8	40.5	57.3
Consumer products licensing and other	3.0	3.8	10.4	14.3
Total Revenue	$336.7	$829.1	$1,119.6	$1,698.4

Direct operating costs	$198.0	$783.1	$725.8	$1,475.2
Selling, general and administrative expenses	$77.3	$100.2	$229.9	$287.3
Adjusted EBITDA	$61.4	$(54.2)	$163.9	$(64.1)
Adjusted EBITDA margin	18%	(7)%	15%	(4)%

IMG Business Operating Metrics:
Number of clients with events (1)
Rights	73	87	117	118
Studios	95	91	130	123
Event management	25	24	35	35
Total	193	202	282	276

(1) Represents unique clients generating revenue in the period; quarterly counts may include repeats.

	Three Months Ended				Nine Months Ended
On Location Operating Metrics	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Number of Events	Packages Sold	Number of Events	Packages Sold	Number of Events	Packages Sold	Number of Events	Packages Sold
NFL	90	35,987	88	42,834	117	69,523	112	79,740
Collegiate Sports	18	1,191	24	1,603	46	118,573	51	135,037
Combat Sports	18	6,622	15	4,315	53	20,710	52	17,143
Other Sports	11	30,434	13	7,436	28	47,540	31	25,617

Corporate and Other

Corporate and Other revenue primarily relates to media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer product licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing. Corporate and Other expenses relate to direct operating costs and general and administrative expenses attributable to PBR as well as general and administrative expenses largely related to corporate activities, including information technology, facilities, legal, human resources, finance, accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support each of the reportable segments. Corporate and Other expenses also include service fees paid by the Company to Endeavor related to corporate activities as well as revenue generating activities under the Services Agreement, prior to its termination on February 28, 2025. As discussed above, on the closing date of the Endeavor Asset Acquisition, the Services Agreement between TKO OpCo and Endeavor was terminated and a Transition Services Agreement has been entered into between the EGH Parties, TWI and the TKO Parties.

The following table sets forth results for Corporate and Other for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$63.3	$54.1	$162.3	$147.2
Adjusted EBITDA	$(74.6)	$(90.5)	$(229.1)	$(259.4)

The following table sets forth our operating metrics for PBR for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
PBR Operating Metrics:
Number of events:
Unleash The Beast ("UTB")	—	—	18	19
Teams	10	11	10	11
Velocity	4	5	37	38
Other	9	5	27	21
Total events	23	21	92	89

Location of events:
United States	17	18	80	79
International	6	3	12	10
Total events	23	21	92	89

Adjusted EBITDA for the three months ended September 30, 2025 increased by $15.9 million, or 18%, compared to the three months ended September 30, 2024. This increase was primarily driven by the impact of $32.7 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses and incremental revenue from higher management and promotional fees for services primarily related to boxing. These increases were partially offset by $26.1 million of higher cost of personnel and other operating expenses, as well as a decline in revenue related to PBR driven by lower media rights, compared to the prior year.

Adjusted EBITDA for the nine months ended September 30, 2025 increased by $30.3 million, or 12%, compared to the nine months ended September 30, 2024. This increase was primarily driven by the impact of $65.4 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses and incremental revenue from higher management and promotional fees for services primarily related to boxing. These increases were partially offset by $50.3 million of higher cost of personnel and other operating expenses, as well as a decline in revenue related to PBR driven by lower media rights, compared to the prior year.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$106.8	$3.4	$545.4	$(184.9)
Provision for income taxes	12.7	2.8	80.4	3.7
Interest expense, net	50.8	59.4	143.8	183.6
Depreciation and amortization	129.1	114.9	329.0	355.9
Equity-based compensation expense (1)	19.9	22.2	83.2	81.2
Merger, acquisition and earnout costs (2)	4.6	6.9	48.6	9.8
Certain legal costs (3)	19.2	44.6	35.4	395.8
Restructuring, severance and impairment (4)	5.0	3.1	10.8	43.0
Debt transaction costs (5)	8.7	—	8.7	—
Other adjustments (6)	3.4	(31.1)	18.8	(22.2)
Total Adjusted EBITDA	$360.2	$226.2	$1,304.1	$865.9
Net income (loss) margin	10%	0%	15%	(5)%
Adjusted EBITDA margin	32%	15%	35%	22%

(1)
Equity-based compensation represents non-cash compensation expense for various awards issued under the TKO 2023 Incentive Award Plan, awards assumed in connection with the acquisition of WWE in September 2023, and awards issued under Endeavor Group Holdings, Inc.’s 2021 Plan. For the three and nine months ended September 30, 2025 and 2024, equity-based compensation expense includes $1.0 million and $1.0 million, and $3.0 million and $16.7 million, respectively, related to services provided by an independent contractor in the WWE segment. For the nine months ended September 30, 2024, equity-based compensation expense related to the accelerated vesting of the Replacement Awards was $3.3 million, associated with the workforce reduction of certain employees in the WWE segment and Corporate and Other.
(2)
Includes certain costs of professional advisors related to strategic transactions, primarily the Endeavor Asset Acquisition, as well as fair value adjustments for contingent consideration liabilities associated with a past acquisition.
(3)
Includes costs related to certain litigation matters including antitrust lawsuits for UFC, WWE stockholder litigation and matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the three and nine month ended September 30, 2024, these costs include the legal settlement of the UFC antitrust lawsuit for $40.0 million and $375.0 million, respectively, as described in Note 16, Commitments and Contingencies, to our unaudited consolidated financial statements in this Quarterly Report.
(4)
Includes costs resulting from the Company’s cost reduction program as described in Note 14, Restructuring Charges, to our unaudited consolidated financial statements in this Quarterly Report. For the three and nine months ended September 30, 2025, the Company recognized impairment charges of $3.6 million within the IMG segment primarily related to the write-off of certain assets that are no longer in use. For the three and nine months ended September 30, 2024, the Company recorded impairment charges of $1.5 million and $25.8 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell. Refer to Note 5, Supplementary Data, to our unaudited consolidated financial statements in this Quarterly Report, for further information.
(5)
For the three months ended September 30, 2025, the Company recognized $8.7 million of third-party transactions costs associated with the Company's debt refinancing transactions as described in Note 8, Debt.
(6)
For the three months ended September 30, 2025, other adjustments primarily reflects a net loss of $7.1 million related to the sale of certain equity method investments, partially offset by net gains on foreign exchange transactions. For the nine months ended September 30, 2025, other adjustments primarily reflect losses on foreign exchange transactions and also includes a net loss of $9.6 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building. Other adjustments for the three and nine months ended September 30, 2024, primarily reflect gains on foreign exchange transactions.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt, and are expected to be used to fund our capital return programs.

Credit Facilities

As of September 30, 2025 and December 31, 2024, the Company had $3.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement,” by and among Zuffa Guarantor, LLC (now known as "TKO Guarantor, LLC" or "TKO Guarantor"), UFC Holdings, LLC (now known as "TKO Worldwide Holdings, LLC" or "TKO Worldwide Holdings"), as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO Operating Company, LLC and TKO Group Holdings, Inc. are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor and UFC Holdings.

On September 15, 2025 (the “Credit Agreement Closing Date”), TKO Worldwide Holdings entered into the Sixth Refinancing Amendment (the “Credit Agreement Amendment”) to the First Lien Credit Agreement. The Credit Agreement Amendment, among other things: (i) refinanced and replaced the outstanding first lien term loans (the "Existing Term Loans") with a new class of first lien secured term loans, (ii) provided for an additional $1.0 billion incremental first lien secured term loan as a fungible increase to the Existing Term Loans of $2.8 billion (the "New Term Loans"), (iii) extended the maturity of the existing $205.0 million revolving credit facility from November 21, 2029 to September 15, 2030 (the "Revolving Credit Facility" and together with the New Term Loans, the "Credit Facilities"), and (iv) made certain other changes to the First Lien Credit Agreement. The Credit Facilities are secured by liens on substantially all of the assets of TKO Guarantor and TKO Worldwide Holdings and certain subsidiaries thereof.

The New Term Loans accrue interest, at the option of the borrower, at either (a) Term SOFR plus 2.00% (with a SOFR floor of 0.00%) or (b) the Alternate Base Rate (“ABR”) plus 1.00% (with an ABR floor of 1.00%). The New Term Loans' interest rate totaled 6.04% as of September 30, 2025. The New Term Loans have the same amortization schedule as the Existing Term Loans and collectively amortizes in equal quarterly installments and matures on November 21, 2031.

Borrowings under the Revolving Credit Facility now accrue interest at either (a) Term SOFR plus 1.75% to 2.00% (depending on the First Lien Leverage Ratio) with a SOFR floor of 0.00% or (b) ABR plus 0.75% to 1.00% (with an ABR floor of 1.00%).

The Company incurred $9.0 million in transaction costs related to the Credit Agreement Amendment. Of this amount, $8.7 million related to modification arrangements which are included within selling, general and administrative expenses on the Company’s consolidated statements of operations, while the remaining $0.3 million associated with new lenders entering the syndication were capitalized as a component of long-term debt on the Company's consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, there was no outstanding balance under the Revolving Credit Facility.

The Revolving Credit Facility contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. The Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the Revolving Credit Facility is (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the Revolving Credit Facility. This covenant did not apply as of September 30, 2025 and December 31, 2024, as the Company had no borrowings outstanding under the Revolving Credit Facility.

TKO Worldwide Holdings had outstanding letters of credit of $11.1 million as of September 30, 2025 and none as of December 31, 2024.

Restrictions on Dividends

The First Lien Credit Agreement contains restrictions on TKO’s ability to make distributions and other payments from the respective credit groups. These restrictions on dividends include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket, which generally provides for no restrictions as long as the Total Leverage Ratio (as defined in the First Lien Credit Agreement) is less than 5.0x.

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

The applicable loan agreements each contain a financial covenant that requires UFC to maintain a Debt Service Coverage Ratio as defined in the applicable loan agreements of no more than 1.15-to-1 as measured on an annual basis (the “Secured Commercial Loan Covenant”). As of September 30, 2025 and December 31, 2024, UFC was in compliance with the Secured Commercial Loan Covenant.

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

In September 2025, the Company's board of directors authorized an increase to the quarterly cash dividend from $0.38 per share to $0.76 per share starting with third quarter 2025 dividend payment. Under the upsized quarterly cash dividend program, TKO's Class A common stockholders will receive their pro rata share of approximately $150.0 million to be made by TKO OpCo. TKO OpCo made distributions of $150.7 million on September 30, 2025 under the cash dividend program.

In September 2025, the Company repurchased approximately $26.1 million of its outstanding Class A common stock under a privately negotiated transaction. Additionally, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") to repurchase $800.0 million of its outstanding Class A common stock. The Company also entered into a 10b5-1 trading plan for the repurchase of up to $174.0 million of its outstanding Class A common stock (the "10b5-1 Plan"), which will commence immediately following the completion of the ASR Agreement. These share repurchase transactions are being completed under the

Company's previously announced $2.0 billion share repurchase authorization. The Company will determine at its discretion, the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors.

Repurchases under the share repurchase program may be made in the open market, through accelerated share repurchase agreements, in privately negotiated transactions or otherwise, and we are not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within the next three years and may be modified, suspended, or discontinued at any time.

Future declarations of quarterly dividends are subject to our determination and discretion based on our consideration of various factors, such as our results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in its debt agreements and legal requirements and other factors that we deem relevant.

Cash Flows Overview

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$975.8	$530.0
Net cash used in investing activities	$(73.7)	$(116.2)
Net cash used in financing activities	$(409.9)	$(198.0)

Operating activities increased from $530.0 million of cash provided in the nine months ended September 30, 2024 to $975.8 million of cash provided in the nine months ended September 30, 2025. Cash provided in the nine months ended September 30, 2025 was primarily due to net income for the period of $545.4 million, which included certain non-cash items, including depreciation and amortization of $329.0 million and equity-based compensation of $83.2 million, as well as an increase in restricted cash of $253.6 million related to On Location for the FIFA World Cup 2026. This increase was partially offset by a decline in accounts payable and accrued liabilities primarily driven by the $250.0 million payments under the settlement agreement in the UFC antitrust lawsuits as well as other unfavorable changes in working capital primarily driven by the timing of collections.

Investing activities decreased from $116.2 million of cash used in the nine months ended September 30, 2024 to $73.7 million of cash used in the nine months ended September 30, 2025. Cash used in the nine months ended September 30, 2025 primarily reflects payments for property, buildings and equipment of $66.5 million, investments in affiliates of $16.2 million and acquisitions of $8.7 million, partially offset by infrastructure improvement incentives received of $10.4 million and proceeds from the sale of assets of $5.8 million. Cash used in the nine months ended September 30, 2024 primarily reflects payments for property, buildings and equipment of $91.2 million and investments in affiliates of $33.2 million, partially offset by infrastructure improvement incentives received of $11.0 million.

Financing activities increased from $198.0 million of cash used in the nine months ended September 30, 2024 to $409.9 million of cash used in the nine months ended September 30, 2025. Cash used in the nine months ended September 30, 2025 primarily reflects payments for share repurchases of $826.1 million, distributions to EGH and its subsidiaries of $313.8 million, dividends paid to holders of TKO Class A common stock of $124.5 million, net transfers to EGH of $122.5 million and net payments on debt of $53.3 million. These payments were partially offset by net proceeds of $1.0 billion received from the upsizing of the Company's existing first lien term loan in September 2025 and contributions of $26.5 million from EGH in connection with the Endeavor Asset Acquisition.

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

TKO expects that its primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of its business, (2) pay operating expenses, including cash compensation to its employees, athletes and talent, (3) fund capital expenditures and strategic investments, (4) pay interest and principal when due on the Credit Facilities, (5) pay income taxes, (6) reduce its outstanding indebtedness under the Credit Facilities, (7) fund share repurchases as authorized by the Board and (8) make distributions to members and, in accordance with the Company’s cash management policy, to TKO stockholders, including the planned quarterly dividend when declared by the Board.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to our unaudited consolidated financial statements included in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our audited recast combined financial statements and accompanying notes with respect to the fiscal years ended December 31, 2024, 2023 and 2022 (included in a Form 8-K filing on May 8, 2025), giving effect to the Endeavor Asset Acquisition as if such transaction had been consummated at the beginning of the earliest period presented. During the nine months ended September 30, 2025, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the Form 8-K filing on May 8, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of September 30, 2025, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $37 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the nine months ended September 30, 2025, revenues would have decreased by approximately $50.7 million and operating income would have decreased by approximately $3.0 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Report of Offering of Securities and Use of Proceeds Therefrom

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of the Company's Class A common stock by the Company and its affiliated purchasers made during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
July 1, 2025 to July 31, 2025	—	$—	—	$2,000,000
August 1, 2025 to August 31, 2025	—	$—	—	$2,000,000
September 1, 2025 to September 30, 2025	3,303,352	$250.09	3,303,352	$1,173,851
Total	3,303,352		3,303,352

(1)
Includes shares of our Class A common stock repurchased (i) under the ASR Agreement and (ii) under a privately negotiated transaction for the repurchase of $26 million of our Class A common stock, each of which was completed under our previously announced $2 billion share repurchase program.
(2)
Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes. Under the ASR Agreement, on September 16, 2025, the Company paid $800 million to Morgan Stanley & Co. LLC and received an initial delivery of 3,161,430 shares of Class A common stock with additional shares expected to be delivered through December 2025. The average price paid per share shown in the table includes the initial delivery of shares under the ASR Agreement and the impact of the upfront payment structure under the agreement.
(3)
On October 24, 2024, we announced that our Board had authorized a share repurchase program of up to $2 billion of our Class A common stock. On September 15, 2025, we announced that we had entered into the 10b5-1 Plan, with repurchases contemplated thereunder to commence immediately following the completion of the ASR Agreement are completed. We will determine at our discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and we are not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, and may be modified, suspended, or discontinued at any time.

Unregistered Sales of Equity Securities

None.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the Board.

None.

(c) Insider trading arrangements and policies.

Other than the below, during the three months ended September 30, 2025, no director or "officer" (as defined under 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On September 16, 2025, Mr. Krauss, our Chief Administrative Officer & Senior Counsel to the Board of Directors and Senior Management, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2025 Krauss Trading Arrangement”). The 2025 Krauss Trading Arrangement provides for the sale of up to 74,655 shares of Class A common stock, plus the gross number of shares resulting from the RSUs vesting in fiscal years 2026 and 2027 with a plan end date of January 31, 2028 unless earlier terminated pursuant to its terms.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023
3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023
3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023
4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023
4.2	Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016.	8-K	001-16131	4.1	12/16/2016
4.3	Form of 3.375% Convertible Senior Note due 2023.	8-K	001-16131	4.1	12/16/2016
4.4	First Supplemental Indenture, among World Wrestling Entertainment, Inc., New Whale Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16131	4.2	09/12/2023
10.1	Sixth Refinancing Amendment, dated as of September 15 2025, to the First Lien Credit Agreement, dated as of August 18, 2016, among TKO Guarantor, LLC, as holdings, TKO Worldwide Holdings, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	001-41797	10.1	09/15/2025
10.2+	Amendment No. 1, dated as of August 1, 2025, to Term Employment Agreement dated as of November 5, 2023, by and between TKO Group Holdings, Inc. and Andrew Schleimer	10-Q	001-41797	10.1	08/06/2025
10.3	Amendment No. 3 to the Fourth Amended and Restated Operating Agreement of TKO Operating Company, LLC.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	November 5, 2025	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

Date:	November 5, 2025	By:	/s/ SHANE KAPRAL
Shane Kapral
Deputy Chief Financial Officer
(principal accounting officer and authorized
signatory)