Form 10-K
period 2025-12-31
TKO Group Holdings, Inc.
filed 2026-02-25
CIK 1973266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________________________________________

FORM 10-K

___________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2025, was $13,650,540,272. Solely for the purposes of this disclosure, shares of common stock held by the registrant's executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of January 30, 2026, there were 77,966,338 shares of the Registrant’s Class A common stock outstanding and 116,158,615 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Definitive Proxy Statement for the registrant's 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical fact contained in this Annual Report, including without limitation, statements regarding; our expectations surrounding the TKO Transactions and our ability to grow our business and bolster our financial position; our expectations regarding strategic transactions; our expectation regarding actions under our capital return program, including the amount and frequency of share repurchases and dividends; our expected contractual obligations and capital expenditures; our status as a controlled company; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; and our competitive market position within our industry are forward-looking statements.

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

DEFINITIONS

As used in this Annual Report, unless we state otherwise or the context otherwise requires:

•
“we,” “us,” “our,” “TKO Group Holdings,” “TKO,” the “Company,” and similar references refer (1) prior to the consummation of the TKO Transactions to Zuffa (each as defined below), and (2) after the consummation of the TKO Transactions to TKO Group Holdings, Inc. and its consolidated subsidiaries.
•
“Acquired Businesses” refers to the businesses we acquired in the Endeavor Asset Acquisition.
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
•
“EGH Parties” refers to Endeavor OpCo and IMG Worldwide, LLC.
•
“Endeavor Group Holdings, Inc.,” “Endeavor” or “EGH” refers to Endeavor Group Holdings, Inc., a Delaware corporation.
•
“Endeavor Asset Acquisition” refers to our acquisition, from affiliates of Endeavor Group Holdings, Inc., of the IMG business, including certain businesses operating under the IMG brand, On Location and Professional Bull Riders (“PBR”). The Endeavor Asset Acquisition was accounted for as a common control acquisition and was consummated on February 28, 2025.
•
“Endeavor OpCo” refers to Endeavor Operating Company, LLC, a Delaware limited liability company and subsidiary of Endeavor.
•
“Endeavor Take-Private” refers to the transactions contemplated by the Agreement and Plan of Merger, dated as of April 2, 2024, by and among Wildcat EGH Holdco, L.P., Wildcat OpCo Holdco, L.P., Wildcat PubCo Merger Sub, Inc., Wildcat Manager Merger Sub, L.L.C., Wildcat OpCo Merger Sub, L.L.C., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC, Endeavor Executive PIU Holdco, LLC, Endeavor Manager, LLC, Endeavor OpCo and Endeavor Group Holdings, Inc., pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of Endeavor Group Holdings, Inc.’s stock that Silver Lake did not already own (subject to certain exceptions). The Endeavor Take-Private was completed on March 24, 2025.
•
“fully-diluted basis” means on a basis calculated assuming the full cash exercise (and not net settlement but, for the avoidance of doubt, including the conversion of the Convertible Notes (to the extent not converted prior to closing of the TKO Transactions)) of all outstanding options, warrants, restricted stock units, performance stock units, dividend equivalent rights and other rights and obligations (including any promised equity awards and assuming the full issuance of the shares underlying such awards) to acquire voting interests of TKO Group Holdings (without regard to any vesting provisions and, with respect to any promised awards whose issuance is conditioned in full or in part based on achievement of performance goals or metrics, assuming achievement at target performance) and the full conversion, exercise, exchange, settlement of all issued and outstanding securities convertible into or exercisable, exchangeable or settleable for voting interests of TKO Group Holdings, not including any voting interests of TKO Group Holdings reserved for issuance pursuant to future awards under any option, equity bonus, share purchase or other equity incentive plan or arrangement of TKO Group Holdings (other than promised awards described above), and any other interests or shares, as applicable, that may be issued or exercised. For the avoidance of doubt, this definition assumes no net settlement or other reduction in respect of withholding tax obligations in connection with the issuance, conversion, exercise, exchange or settlement of such rights or obligations to acquire interests of TKO Group Holdings as described in the foregoing.
•
“NYSE” refers to the New York Stock Exchange.
•
“Services Agreement” means the services agreement dated as of September 12, 2023, by and between Endeavor Group Holdings, Inc. and TKO OpCo. On the closing date of the Endeavor Asset Acquisition, the Services Agreement was terminated, and the Transition Services Agreement was entered into with Endeavor OpCo and the other parties thereto.
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
•
“TKO Transactions” refer, collectively, to the combination of the businesses of UFC and WWE under TKO Group Holdings, Inc. consummated in September 2023. The transactions were in accordance with the Transaction Agreement (defined below) (i) WWE undertook certain internal restructuring steps; (ii) Whale Merger Sub Inc. merged with and into WWE (the “Merger”), with WWE surviving the Merger (the “Surviving Entity”) and becoming a direct wholly owned subsidiary of the Company; (iii) immediately following the Merger, the Company caused the Surviving Entity to be converted into a Delaware limited liability company (“WWE LLC”) and the Company became the sole managing member of WWE LLC (the “Conversion”); and (iv) following the Conversion, TKO Group Holdings, Inc. (x) contributed all of the equity interests of WWE LLC to TKO OpCo in exchange for 49% of the membership interests in TKO OpCo on a fully diluted basis, and (y) issued to Endeavor OpCo and certain of Endeavor’s other subsidiaries a number of shares of our Class B common stock representing, in the aggregate, approximately 51% of the total voting interests of the Company’s stock on a fully-diluted basis, in exchange for a payment equal to the par value of such Class B common stock.
•
“Transaction Agreement” refers to the transaction agreement, dated as of April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor OpCo, TKO OpCo, WWE, TKO Group Holdings, and Whale Merger Sub Inc.
•
“Transition Services Agreement” refers to the transition services agreement, dated as of February 28, 2025, by and between Endeavor OpCo, IMG Worldwide, LLC, Trans World International, LLC (“TWI”), TKO OpCo and TKO Group Holdings.
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
•
we depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners. Our failure to maintain, renew or replace key agreements could adversely affect our ability to distribute our media content, and/or other of our goods and services, which could adversely affect our operating results;
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
•
we depend on the continued services of executive management and other key employees. The loss or diminished performance of these individuals could adversely affect our business;
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
•
we are currently controlled by Silver Lake through its ownership and control of Endeavor. The interests of Endeavor or Silver Lake may differ from the interests of other stockholders of TKO Group Holdings;
•
if Endeavor or its subsidiaries sell a controlling interest in us to a third party in a private transaction, we may become subject to the control of a presently unknown third party;
•
we may fail to realize the anticipated benefits of the Endeavor Asset Acquisition;
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

PART I

Item 1. Business

TKO is a premium sports and entertainment company. TKO's businesses include UFC, the world’s premier mixed martial arts (“MMA”) organization; WWE, the global leader in sports entertainment; Professional Bull Riders (“PBR”), the world’s premier bull riding organization; and its joint venture Zuffa Boxing, a professional boxing promotion. Together, these properties reach more than 1 billion households across 210 countries and territories and organize more than 500 live events year-round, attracting more than three million fans. TKO also services and partners with major sports rights holders through IMG, an industry-leading global sports marketing agency; and On Location, a global leader in premium experiential hospitality.

TKO was initially established through the combination of UFC and WWE in September 2023. The combination of these two businesses united two complementary sports and sports entertainment properties in a single company. We significantly expanded our portfolio on February 28, 2025, when we completed the Endeavor Asset Acquisition, pursuant to which we acquired the IMG business, including certain businesses operating under the IMG brand, On Location, and PBR (collectively, the “Acquired Businesses”) from EGH and its subsidiaries. The transaction was valued at approximately $3.25 billion plus a $50 million purchase price adjustment (based on the volume-weighted average sales price of TKO’s Class A common stock for the twenty-five trading days ending on October 23, 2024), and was satisfied through the issuance of 26.54 million common units of TKO OpCo and an equivalent number of corresponding shares of TKO Class B common stock to the EGH Parties. This acquisition expanded TKO's operational capabilities across the sports landscape. We combine premier intellectual property ownership (UFC, WWE, PBR) with extensive capabilities in media rights distribution (IMG) and premium hospitality experiences (On Location), allowing us to maximize value across our assets and provide premier services to global rights holders and strategic partners.

We believe TKO’s businesses are well-positioned among sports, media and entertainment peers given our comprehensive portfolio of premium intellectual property, global media distribution capabilities, and experiential offerings. The addition of IMG, a global leader in sports, events, and media, and On Location, a premium experiential hospitality provider for marquee global events, significantly expands our engagement with our global fanbase. Finally, PBR provides us with additional live event programming and media content. In total, our combined portfolio allows us to engage fans across the entire sports ecosystem, from media consumption to premium live event experiences.

Our management team has deep expertise in sports, media, and live events. Ariel Emanuel serves as CEO and Executive Chair and Mark Shapiro serves as President and COO at TKO. They each have decades of experience founding, acquiring, and scaling sports and entertainment businesses, including UFC, which Endeavor acquired in 2016 and subsequently executed a strategy that drove substantial value creation for shareholders. TKO's leadership team brings deep institutional and operational knowledge to our business, and we believe their proven track record of performance positions us to successfully execute organic and inorganic growth opportunities at TKO. We view this as a key competitive advantage within the dynamic sports and entertainment landscape.

The Company monetizes its media and content properties through four principal activities: (i) Media rights, production, and content, (ii) Live events and hospitality, (iii) Partnerships and marketing and (iv) Consumer products licensing, which are covered in greater detail in the “Overview of Revenue Sources” section of this Annual Report. A summary of our principal activities is presented in the table below:

The popularity of our marquee companies makes us attractive to media distribution and corporate partners. Across our portfolio, we have agreements with leading distributors, including Paramount, Disney’s ESPN, Netflix, Versant, the CW, Rogers Sportsnet, WBDSports, and DAZN, among others, enabling our content to reach audiences around the globe. We have partnerships and marketing agreements with a wide variety of leading brands including Meta, Ram Trucks, Anheuser-Busch, IBM, Procter & Gamble, Monster Energy, Cuervo, Total Wireless, Wingstop, Slim Jim, and others across multiple categories. Our track record building our properties is driven by the quality and quantity of our program offerings and the favorable demographic profile of our core and growing fanbases.

UFC, the world’s premier professional MMA organization, produces more than 40 live events annually which are broadcast in over 170 countries and territories to over 950 million TV households. UFC is among the most popular sports organizations in the world, reaching a global audience through an increasing array of global broadcast license agreements and our owned FIGHT PASS streaming platform. The value of our content is demonstrated by our licensing arrangements with Paramount+ and other international broadcasters, and our increasing consumer engagement is evidenced by the overall follower growth and engagement across our social channels. As of December 31, 2025, UFC has more than 700 million fans who skew young and diverse, as well as approximately 350 million social media followers.

WWE, the global leader in sports entertainment, produces and distributes unique and creative content through various channels, including content rights agreements with distribution partners including Netflix, ESPN, Versant, and the CW for its weekly programs, Raw, SmackDown and NXT, and Premium Live Events, monetization across social media outlets, live events, and licensing of various WWE themed consumer products. WWE has over 700 million fans and approximately 490 million social media followers, inclusive of talent pages. WWE counts more than 110 million YouTube subscribers, making it one of the most viewed YouTube channels globally, and its year-round programming is available in over one billion households worldwide in more than 20 languages.

The IMG business is a leading global sports marketing company, specializing in media rights management and sales, multi-channel content production and distribution, brand partnerships, strategic consulting, digital services, and event management. It powers revenue, fanbase, and IP growth for more than 300 federations, associations, events, and teams, including the English Premier League, Major League Soccer, The R&A, Wimbledon, DP World Tour, ATP and WTA Tours, the National Football League, CONMEBOL, Euroleague Basketball, Saudi Pro League, as well as its owned channel Sport 24.

On Location is a premium experiential hospitality business, offering ticketing, curated guest experiences, live event production and travel management across sports and entertainment. On Location provides unrivaled access for corporate clients and fans looking for official, immersive experiences at marquee events, including the 2024, 2026 and 2028 Summer and Winter Olympic and Paralympic Games, FIFA World Cup 26, Super Bowl, NCAA Final Four, WWE, UFC, and more.

PBR is the world’s premier bull riding organization. Currently, there are more than 1,000 bull riders who compete in more than 200 events annually across the PBR Unleash The Beast tour, which features the top bull riders in the world; the PBR Pendleton Whisky

Velocity Tour; the PBR Touring Pro Division; and international circuits in Australia, Brazil, and Canada. In addition, bull riders compete in the PBR Team Series, currently comprising 10 teams, as well as in the PBR Challenger Series, with more than 50 annual events nationwide. PBR Teams League and Unleash The Beast events are broadcast on CBS Television Network, with Teams League events also airing on the CW Network, for a combined reach of over 40 million viewers each year. Fans can also stream Unleash the Beast on Paramount+ and access the Teams League via FOX Nation, further extending PBR's reach into the digital space.

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

Overview of Revenue Sources

Media Rights, Production and Content

We generate revenue from the licensing of our live events and original programming to domestic and international broadcasters and distributors that carry our programming on digital and linear channels and via pay-per-view (“PPV”). Original programming includes long and short-form content, reality series and other filmed entertainment. Through the acquisition of IMG as part of the Endeavor Asset Acquisition on February 28, 2025, we also generate revenue by acting as a global distributor of sports programming, negotiating and selling media rights on behalf of rights holders, and providing content production and distribution services across a broad range of sports and live events.

License agreements with broadcasters and distributors have various terms typically ranging from three to five years, although certain of our most significant agreements are longer and range from seven to 10 years. We negotiate agreements with a renewal horizon that reflects the growing popularity of our programming.

From 2019 through 2025, ESPN was the exclusive broadcaster of UFC live events in the U.S., including PPV events. In August 2025, UFC announced a new seven-year partnership with Paramount, a Skydance Corporation ("Paramount"), to become the exclusive home of all UFC events in the U.S. Starting in 2026, Paramount will exclusively distribute UFC’s full slate of 13 marquee numbered events and 30 Fight Nights via its direct-to-consumer streaming platform, Paramount+, with select numbered events to be simulcast on CBS, Paramount’s leading broadcast network. In October 2025, UFC expanded its partnership with Paramount, securing UFC media rights for Paramount+ across Latin America and Australia starting in 2026.

For WWE, media rights fees consist primarily of licensing revenues from the distribution of Raw, SmackDown, NXT and Premium Live Events ("PLEs"). WWE has entered partnerships with major distribution networks, such as Netflix, Versant/USA Network, and the CW, to distribute content across the U.S. Since January 2025, Netflix has been the exclusive global home to Raw. In the U.S. market, SmackDown is distributed through a five-year agreement with Versant that ends in 2029. Additionally, since January 2025 and as rights become available globally, distribution for all WWE content outside the U.S., including PLEs, has been available on Netflix. The agreement has an initial 10-year term, with an option for Netflix to extend for an additional 10 years and to opt out after the initial five years. In August 2025, WWE entered into a partnership with ESPN, making ESPN platforms, including its new streaming service, the exclusive U.S. home for all WWE PLEs and positioning ESPN as the primary destination for WWE's biggest shows, with Wrestlepalooza kicking off the partnership on September 20, 2025. This five-year agreement brings major PLEs (WrestleMania, Royal Rumble, SummerSlam, Survivor Series) to ESPN's direct-to-consumer service, with select simulcasting on linear channels and rights to pre/post-show content.

While our major live events are now primarily delivered through established partners like Paramount+ in the U.S., UFC FIGHT PASS continues to provide fans globally with access to live early preliminary bouts and an expansive video-on-demand library of historical and original content. This platform allows UFC to maintain a direct customer relationship in markets where it is economically favorable compared to third-party licensing, and serves as a specialized destination for our most dedicated audience to access our full historical archive.

WWE Network provides WWE fans an expansive library of archived content and non-live original content per year, including second runs of in-ring television programming, exclusive original programming, documentaries, reality shows, and specials. Beginning March 2021, Peacock was the exclusive U.S. home to WWE Network in connection with a multi-year license agreement. In September 2025, WWE PLEs moved from Peacock to ESPN as a result of the new multi-year partnership with ESPN. WWE Network content is also licensed in certain international markets. As mentioned previously, since January 2025 and as rights become available globally, distribution for all WWE content outside the U.S., including PLEs, is available on Netflix. Most recently, in January 2026, Netflix became the new U.S. home for WWE’s archival library of PLEs, as well as award-winning documentaries and original programming.

Live Events and Hospitality

We deliver compelling, year-round live events and premium hospitality experiences around the world. Our live event portfolio includes UFC, WWE, and PBR, which collectively showcases a talented roster of UFC athletes, WWE Superstars, and professional bull riders. Live events generate revenue through the sale of tickets, site fees, travel packages, and VIP experiences. Additionally, through On Location, we generate revenue by providing premium experiential hospitality, ticketing and travel management for marquee global sports and entertainment events.

Across our properties, TKO hosts hundreds of annual live events in multiple countries and marquee venues, including New York’s Madison Square Garden, London’s O2 Arena, and Las Vegas' T-Mobile Arena. Our tentpole live events include UFC numbered events, WWE's WrestleMania, and SummerSlam, among others. These events regularly sell out. In 2025, UFC set eight new, all-time-highest-grossing event records at several arenas in key markets, including the Intuit Dome in Los Angeles (UFC 311), which became the highest-grossing MMA event in California history; Qudos Bank Arena in Sydney, Australia (UFC 312); and Bell Centre in Montreal, Canada (UFC 315). Also in 2025, WrestleMania 41 in Las Vegas attracted over 118,000 attendees over the course of the two-day event, while our Royal Rumble event at Lucas Oil Stadium became the highest-grossing Royal Rumble in history.

Partnerships and Marketing

TKO generates partnerships revenue from the sale of in-venue and in-broadcast advertising assets, content product integration and digital impressions across UFC, WWE and PBR. Marketing revenues are also driven by original content on third-party social media platforms. Additionally, through IMG, we generate commissions and fees by selling sponsorship assets on behalf of third-party clients and rights holders.

Partnerships revenues are generated from partners who promote their products utilizing the broad reach of TKO’s premium properties. Our global sales force has established partnerships with major brands worldwide across a variety of industries. The unique but complementary nature of our properties enables us to offer differentiated partnership products, providing access to scaled promotion, as well as more targeted audiences across our entire portfolio, to meet the unique needs of our partners. We continue to expand the categories and volume of our partnerships with major brands, such as IBM, Meta, Polymarket, Ram Trucks, Crypto.com, DoorDash, Coca-Cola (Minute Maid), Sazerac, and Nestle.

We create unique brand integration opportunities through our control over production, including UFC's high-definition LED Fight Clock and Fight Deck displays, WWE's in-ring product activations, and PBR's arena signage. Through IMG's global sales networks, we also manage comprehensive partnership programs for leading sports federations and leagues, further diversifying our revenue based beyond our owned IP.

Consumer Products Licensing and Other

TKO merchandises UFC, WWE and PBR across a diverse range of branded products, including video games, apparel, equipment, trading cards, memorabilia, digital goods, and toys. We partner with major global companies to sell branded merchandise through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and license fees related to branded products and sales of merchandise distributed at live events and through eCommerce platforms.

We have licensing partnerships with major retailers and brands worldwide. Video games and toys are among the largest components of our licensing programs. UFC has multi-year licensing agreements with EA Sports to produce and sell UFC-branded console video games and with Fanatics to produce and sell event merchandise. Similarly, WWE has a multi-year licensing agreement with Take-Two Interactive Software to produce and sell WWE-branded console video games. WWE also has a multi-year licensing agreement with Mattel, Inc., its exclusive toy licensee, covering all global territories and, beginning July 2022, WWE launched an exclusive, multi-year partnership with Fanatics that includes WWE Shop, a premier e-commerce and mobile destination. WWE also distributes its products through major retailers such as Walmart, Target, Pacsun, Smyth’s, and GameStop. Similarly, UFC maintains licensing partnerships with over 50 premium brands, including EA Sports, Project Rock by Under Armour, and Venum. PBR maintains licensing partnerships across key categories including apparel, accessories, and toys, with Legends managing our e-commerce and in-venue retail operations and a retail footprint that includes Boot Barn, Cavender’s, and Tilly’s.

Additionally, TKO provides executive and operational services to certain joint ventures and receives an annual fee for such services. In March 2025, the Company entered into a joint venture with Sela Company to launch Zuffa Boxing, a new global boxing promotion business that provides a premier platform for both leading boxers and prospects in the sport. As a partner in the joint venture, TKO provides essential promotional, operational, and media rights distribution support. TKO utilizes its global sales and marketing infrastructure and live event production expertise to facilitate the execution of Zuffa Boxing's large-scale boxing events and to maximize the reach of its media content.

Growth Vectors

We believe TKO is well-positioned to benefit from secular tailwinds in both sports and entertainment. Live sports and sports entertainment remain important for both traditional linear platform providers as well as streamers and technology entrants. As a result, the value of media rights for unique assets, such as UFC and WWE, have appreciated consistently. We anticipate realizing growth in media rights content agreements upon contract renewals that materialize over the coming years, reflecting the increased value of our premium content to linear and streaming channels, as well as the broader trend of premium live sports and entertainment content rights generally increasing in value across renewal cycles. We believe we can generate more content in various formats to acquire and engage new and existing fans, generate license fees from distribution partners, and drive increased adoption of our direct-to-consumer offerings, UFC FIGHT PASS and WWE Network. TKO drives economic benefits to the cities that host WWE and UFC events, which we believe will lead to growth in site fees as jurisdictions vie to bring premium events to their market. For example, WrestleMania in April 2025 generated significant economic impact for the Las Vegas region. Similarly, UFC 311 in Los Angeles and UFC 312 in Sydney, Australia drove significant local economic activity, with the latter setting a new arena gate record for the region.

International

As of December 31, 2025, a majority of UFC and WWE fans are from international markets. We see a significant opportunity to further monetize and grow in existing international markets through traditional distribution partnerships, direct-to-consumer offerings, live events, consumer products, and partnerships.

In addition to further monetizing our existing international markets, we are also focused on the international expansion of our content and programming distribution, with efforts across Europe, Asia Pacific and the Middle East offering significant growth potential. We believe our success to date through our live events, extensive international distribution infrastructure, and international talent demonstrates our ability to sustain future international growth of our properties. UFC content reaches over 950 million households across 50 broadcast partners in over 50 languages in more than 170 countries. As of December 31, 2025, WWE content reached more than one billion households in 24 languages in more than 150 countries.

Live Events and Hospitality

Live events remain a core growth driver for TKO. We believe we can grow live events and hospitality revenues by increasing ticket sales, maximizing site fees, and expanding premium VIP hospitality offerings to drive higher per event revenues to optimize monetization across events. Compelling, live experiences are at the core of TKO, driving the strength of our companies and fan engagement.

The integration of On Location into TKO has enabled us to directly capture growth from premium experiential hospitality offerings tied to major sporting events and entertainment properties such as the NFL and FIFA. By offering curated packages that combine tickets, hospitality, accommodations, and exclusive experiences, we believe we can increase per-fan economics while expanding our reach to corporate customers and high-value consumers globally.

Over UFC's history, we have successfully held events in more than 150 cities internationally, and in 2025 visited Sydney, Australia, Doha, Qatar, Baku, Azerbaijan, Shanghai, China, Riyadh, Saudi Arabia, Abu Dhabi, United Arab Emirates, London, United Kingdom, Los Angeles, California and Las Vegas, Nevada, among other major destinations. During 2025, WWE produced several international events, including PLEs in key markets across Europe and Latin America, in addition to events produced through our partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia.

Moreover, live events have the potential to drive significant economic output for host cities from new job creation, salaries and wages, taxes, and other economic activity. Consequently, as the popularity of TKO live events grows, we expect to have a greater ability to secure site fees from local governments or tourism organizations in certain jurisdictions.

Partnerships and Marketing

TKO is also distinguished by the attractive fan demographics of its brands. The multicultural foundation of the fighting styles incorporated in MMA and the ubiquitous nature of wrestling resonates with audiences from diverse cultural and demographic backgrounds all over the world. As of December 31, 2025, we estimate that the fanbases of UFC and WWE are approximately 38% and 41% female, respectively. UFC and WWE fans also skew younger on average, with a median age of 37 years old and 35 years old, respectively, than those of traditional U.S. sports leagues with a range of 38 to 47 years old.

We believe the differentiated fanbases of our companies make TKO a valued partner for sponsors looking to access this attractive demographic. Our unified global partnership team provides brands with access to one of the most formidable sports marketing portfolios in the world. We expect to increase product activations across platforms and formats, expand and monetize additional staple partnership categories, provide additional inventory and assets through innovative new partnership offerings, and improve sell-through, particularly in international markets. As such, we anticipate the acceleration of our properties and talent placement across partnerships, as well as greater cross-selling opportunities with our product licensing partners by leveraging technology, thus driving incremental revenue from new on-screen graphics assets. The addition of PBR and IMG's portfolio further diversifies our offering.

Consumer Products Licensing

Product licensing and merchandising is a growing category for TKO. We believe there is an opportunity to continue to scale our consumer products division through opportunities in many product categories, including apparel, casual games, and online betting platforms, in addition to expanding direct-to-retail channels in the U.S. and globally.

As such, we continually seek exclusive, multi-year partnerships with leading organizations to develop new products and further expand our licensing business. For example, UFC’s partnership with EA Sports and WWE’s partnership with Take-Two Interactive Software allows us to remain agile as content can be updated for new characters, game modes, and story plots for enhanced game play. Additionally, UFC and WWE have exclusive, multi-year partnerships with Fanatics across a variety of product categories.

Structural Advantages

Based on our organizational structure, we believe we are well-positioned to effectively and efficiently navigate the rapidly evolving sports and entertainment landscape relative to other sports and entertainment offerings. UFC and WWE’s governance structures do not involve a franchise system with multiple owner-operators as is common in team sports. Importantly, UFC does not rely on a network of independent promoters as is found in other combat sports. While PBR operates a franchise-based Team Series, it maintains unilateral control over its core individual touring properties. These structural advantages allow us to make decisions unilaterally and to react swiftly and nimbly to changes in consumption habits and fan preferences and to address customer needs. We also have autonomy and oversight over our content production and intellectual property, including domestic and international media rights, which we believe enables us to optimize distribution and production quality.

The acquisition of the IMG business, On Location and PBR further enhances our structural advantages. The IMG business provides global scale, long-standing client relationships, and deep expertise across sports marketing, media rights advisory, content production, and event management. On Location expands our capabilities in premium experiential hospitality, allowing us to integrate ticketing, travel, and curated experiences around marquee events. PBR strengthens our portfolio of owned sports properties with a scalable global live events platform and complementary fan demographics.

Unlike traditional sports leagues, we host live events year-round and are not constrained by a seasonal format. In the year ended December 31, 2025, TKO hosted over 500 live events in locations around the world across UFC, WWE and PBR. We maintain the flexibility to scale the number of events hosted each year to meet consumer demand. We also determine the location of each event, which helps us acquire new fans across geographies globally and strengthen our brand reach.

Competition

The entertainment and sports services industries are highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live event and media content audiences, we face competition from professional and college sports (including other MMA promotions), scripted wrestling promotions, other live, filmed, televised, and streamed entertainment, as well as other leisure activities. We continue to face increased competition from websites, mobile, and other internet-connected apps delivering paid and free content as streamed media offerings continue to expand.

With the addition of the IMG business and On Location, we now also compete in the highly fragmented markets for sports representation and experiential hospitality. We face competition from other global sports marketing agencies and premium hospitality providers that compete for rights holders and corporate clients.

For purchases of our merchandise, we compete with entertainment companies, professional and college sports leagues, and other makers of branded apparel and merchandise. In addition, our properties compete respectively for talent with other live combat sports and sports entertainment platforms, and work to develop and discover emerging talent.

Talent Discovery and Development

UFC Athletes

Essential to the success of UFC and the sport of MMA is the ability to discover and promote athletes globally. UFC athletes are independent contractors. As of December 31, 2025, there were approximately 650 UFC athletes representing more than 70 countries, of which nearly 20% were female and 60% originated from outside of the U.S.

UFC discovers new athletes via multiple methods, including staging talent discovery shows such as The Ultimate Fighter, Dana White's Lookin’ for a Fight, Dana White’s Contender Series, and Road to UFC. UFC also discovers and evaluates talent through its

UFC Academies in China and Mexico, which provide younger MMA athletes with a platform to develop their skills and abilities while competing in local promotions ahead of a potential career in UFC.

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

WWE Superstars

The success of WWE is due primarily to the continuing popularity of its Superstars. WWE Superstars are independent contractors. As of December 31, 2025, there were approximately 215 WWE Superstars under contract from more than 25 countries, of which approximately 35% were female. Contracts for WWE Superstars range from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training.

WWE’s talent development system, including the NXT division, has produced more than 75% of WWE’s current active main roster stars, such as Roman Reigns, Seth Rollins, Bron Breakker, Charlotte Flair, Rhea Ripley, and Becky Lynch. NXT has evolved into WWE’s third brand after Raw and SmackDown and has transitioned into a weekly live television series. More than 20% of WWE’s developmental talent come from countries outside the U.S., including Nigeria, Japan, England, Chile, Australia, Canada, Ukraine, Spain, Singapore, and Austria. Women comprise over 35% of WWE’s developmental talent. NXT talent train at the WWE Performance Center in Orlando, Florida, which was designed to cultivate the next generation of talent and has become the center of WWE’s talent development program.

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

PBR Riders

PBR features riders who compete in sanctioned bull riding events across multiple tours and international markets. PBR riders are independent contractors and are sourced through a global ecosystem of professional, development, and regional competitions. PBR's athlete development pathway supports the progression of riders from entry-level circuits to elite global events, helping to sustain the long-term growth and competitiveness of the sport.

Intellectual Property and Other Proprietary Rights

We consider intellectual property to be very important to the operation of our business and to driving growth in our revenues, particularly with respect to partnerships, licensing rights, and media distribution agreements. Our intellectual property includes the “UFC,” “WWE,” “IMG,” “On Location,” and “PBR” brands, other trademarks and copyrights associated with us and our events, and the rights to use the intellectual property of our commercial partners. Substantially all our intellectual property and owned assets that we create or acquire associated with our content and events are protected by trademarks and copyrights, whether registered or unregistered.

Human Capital Resources

General

We believe the strength of our workforce is critical to our long-term success. Our human capital management objectives include attracting, retaining, and developing high performing and diverse talent.

As of December 31, 2025, we had over 4,000 employees in more than 30 countries. We have invested and focused extensively on the training and development of our employees. We believe that our relations with our employees are good.

Talent Development

We recognize nurturing talent and embracing the constant evolution that leadership requires is crucial to our success. We have invested in learning and development opportunities that strengthen the role of leaders, as well as offer employees opportunities for professional growth and skill development.

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
•
antitrust and fair competition;
•
data privacy and information security;
•
marketing activities;
•
environmental protection and climate-related regulations;
•
imposition by the U.S. or foreign countries of tariffs or trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls;
•
licensure and other regulatory requirements for the supply of sports betting data and software to gambling operators;
•
laws and regulations regarding the promotion and operation of MMA and boxing events; and
•
government regulation of the entertainment and sports industry.

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

In various states in the United States and some foreign jurisdictions, we are required to obtain licenses for promoters, medical clearances and other permits or licenses for our athletes, and permits for our live events to promote and conduct those events. Generally, we or our employees hold promoters and matchmakers licenses to organize and hold our live events. We or our employees hold these licenses in a number of states, including California, Nevada, New Jersey, and New York.

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

The marketplace for audio-visual programming (including cable television and internet programming) in the United States and internationally is substantially affected by certain applicable government regulations, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. Certain FCC regulations are imposed directly on us and/or indirectly through our distributors.

Gaming laws in the jurisdictions in which we operate are established by statute and are administered by regulatory agencies with broad authority to interpret gaming laws, to promulgate gaming regulations, and to regulate gaming activities. Regulatory requirements vary among jurisdictions, but a number of jurisdictions in which we operate require licenses, permits, or findings of suitability for us, our individual officers, directors, major stockholders, and key employees. Regulatory agencies from time to time may modify their interpretation of gaming laws and regulations and the regulatory requirements imposed on operators under such laws and regulations. We believe we hold all of the licenses and permits necessary to conduct our business in this space.

Available Information and Website Disclosure

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

You also can find more information about us online at our investor relations website located at investor.tkogrp.com. Filings we make with the SEC and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such materials with the SEC. The information posted on or accessible through our website is not incorporated into this Annual Report.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves substantial risks. You should carefully consider the following factors, together with all of the other information included in this Annual Report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report before investing in our Class A common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our Class A common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Please also see “Forward-Looking Statements” for more information.

Risks Related to Our Business

Our ability to generate revenue from discretionary and corporate spending on events, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control, such as general macroeconomic conditions.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates, tax laws that impact companies or individuals, and inflation, can significantly impact our operating results. While consumer and corporate spending may decline at any time for reasons beyond our control, the risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorships and advertising, decreases in attendance at live events, and decreases in consumer spending on merchandising, among other things. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic and geopolitical conditions, or by any future deterioration in economic conditions, thereby possibly impacting our operating results and growth. A prolonged period of reduced consumer or corporate spending, such as those that occurred during the COVID-19 pandemic, could have an adverse effect on our business, financial condition, and results of operations.

We depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners. Our failure to maintain, renew or replace key agreements could adversely affect our ability to distribute our media content, and/or other of our goods and services, which could adversely affect our operating results.

A key component of our success is our relationships with television and cable networks, satellite providers, digital streaming and other distribution partners. We are dependent on maintaining these existing relationships and expanding upon them so that we have a robust network with which we can work to arrange multimedia rights sales, including distribution of our events and media content. Our television programming for our events is distributed by television and cable networks, satellite providers, pay-per-view (“PPV”), digital streaming, and other media. Because a large portion of our revenues are generated, directly and indirectly, from the distribution of our events, any failure to maintain or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us, or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our business. We regularly engage in negotiations relating to substantial agreements covering the distribution of our content by carriers located in the United States and abroad. We have agreements with multiple PPV providers globally and distribute a portion of our events through PPV, including certain events that are sold exclusively through PPV. We have important relationships with (i) Paramount, as the exclusive distributor for all UFC Numbered Events and UFC Fight Nights throughout the U.S. and Latin America and as exclusive distributor of UFC Fight Nights in Australia, as well as the exclusive distributor of Zuffa Boxing throughout the U.S. and distributor of certain PBR programming, (ii) ESPN as the exclusive distributor for all WWE PLEs in the U.S., (iii) Netflix as the exclusive global home for RAW (and, as rights become available globally, distribution for all WWE content outside the U.S., including premium live events) and other WWE library content, (iv) USA Network as the exclusive distributor for SmackDown in the U.S., (v) The CW, which carries NXT on its cable network stations, and (vi) Peacock as the exclusive distributor of WWE Saturday Night’s Main Event in the U.S. Our agreement with Netflix relating to WWE has an initial 10-year term, with an option for Netflix to extend for an additional 10 years and to opt out after the initial five years. Our failure to maintain the Netflix agreement, including through Netflix exercising its opt-out rights, could adversely affect our ability to distribute WWE content, which could adversely affect our operating results.

These relationships are expected to continue to constitute a significant percentage of our revenues. No assurances can be provided as to the outcome of any negotiations with these partners. If we are unable to maintain our agreements, renew existing agreements or find alternative streaming or distribution partners on at least as favorable terms, if at all, our results of operations could be adversely impacted.

There is also no guarantee that the growth in value of sports media licensing rights in the recent years will continue or can be maintained or that the current value of our sports media licensing rights will not diminish over time. Any adverse change in these relationships or agreements, including as a result of U.S., European Union and United Kingdom trade and economic sanctions and any counter-sanctions enacted by such sanctioned countries (e.g., Russia), or a deterioration in the perceived value of our partnerships or these distribution channels, could have an adverse effect on our business, financial condition and results of operations.

We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.

The manner in which audio/media content is distributed and viewed is constantly changing, and consumers have increasing options to access entertainment video. Changes in technology require resources including personnel, capital and operating expenses. Conversely, technology changes have also decreased the cost of video production and distribution for certain programmers (such as through social media), which lowers the barriers to entry and increases the competition for viewership and revenues. We must successfully adapt to and manage technological advances in our industry, including the emergence of alternative distribution platforms. If we are unable to adopt or are late in adopting technological changes and innovations, it may lead to a loss of consumers viewing our content, a reduction in revenues from attendance at our live events, a loss of ticket sales, or lower site fee revenue. Our ability to effectively generate revenue from new content distribution platforms and viewing technologies could affect our ability to maintain and grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods (such as television, film, and PPV) in ways that are not entirely predictable, which could reduce consumer demand for our content offerings. Additionally, the use of artificial intelligence (AI) technologies in content creation, marketing, and distribution is evolving, and our ability to successfully utilize such technologies is uncertain. Although we are evaluating the use of AI technologies in our operations, we face competition from other companies in our industry in relation to the deployment of such technologies. If we fail to successfully implement these technologies, or if our competitors more rapidly or effectively adopt these technologies, we may be at a competitive disadvantage which could have a materially adverse impact on our operating results, customer relationships, and growth.

We must also adapt to changing consumer behavior driven by advances that allow for time shifting and on-demand viewing, such as digital video recorders and video-on-demand, as well as Internet-based and broadband content delivery and mobile devices. Cable and broadcast television distribution constitutes a large part of our revenues. The number of subscribers and ratings of television networks and advertising revenues in general have been impacted by viewers moving to alternative media content providers, a process known as “cord cutting” and “cord shaving”. Developments in technology may have added, and may continue to add, to this shift as consumers’ expectations relative to the availability of video content on demand, their willingness to pay to access content and their tolerance for commercial interruptions evolve. Many well-funded digital companies (such as Amazon, Apple, Facebook, Hulu, Netflix and YouTube) have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for media content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration, and other factors) of television distribution to media content owners such as WWE and UFC. Our media partners’ businesses are affected by their sale of advertising and subscriptions for their services. If they are unable to sell advertising and/or subscriptions either with regard to WWE and UFC programming specifically or all of their programming generally, it could adversely affect our operating results. If we fail to adapt our distribution methods and content to emerging technologies and new distribution platforms, while also effectively preventing digital piracy and the dilution of the value of our content resulting from the creation of similar or fake content on artificial intelligence applications, our ability to generate revenue from our targeted audiences may decline and could result in an adverse effect on our business, financial condition, and results of operations.

We may fail to realize the anticipated benefits of the Endeavor Asset Acquisition.

On February 28, 2025, we completed the Endeavor Asset Acquisition. The success of the Endeavor Asset Acquisition depends on, among other things, our ability to integrate the transferred businesses in a manner that realizes the various benefits, growth opportunities and synergies that we have identified. Our ability to achieve the anticipated benefits of the Endeavor Asset Acquisition is subject to a number of risks and uncertainties.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, or our key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced personnel, or enter into multimedia, licensing, and partnership engagements. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us, members of our management or other key personnel or the athletes that participate in our events. Many athletes that participate in our events are public personalities with large social media followings whose actions generate significant publicity and public interest. Any adverse publicity relating to such individuals or individuals that we employ or previously employed or have a contractual relationship with, or that otherwise occur at our locations or events, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination, or other misconduct, have resulted and may in the future result in significant media attention, even if not directly relating to or involving us, and could have a negative impact on our professional reputation. This could result in termination of media rights agreements, licensing, sponsorships or other contractual relationships, or our ability to attract new partnerships or other business relationships, or the loss or termination of such employees’ or contractors’ services, all of which could adversely affect our business, financial condition, and results of operations.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, both within the United States and internationally, and we may not be able to compete effectively, which could adversely affect our operating results.

We face competition from a variety of other domestic and foreign companies. We also face competition from alternative providers of the content and events that we offer. For UFC, these providers include, but are not limited to, M-1 Global, Professional Fighters League, Combate Global, Invicta FC, Cage Warriors, AMC Fight Nights, ONE Championship, Rizin Fighting Federation, Absolute Championship Akhmat, Pancrase, Caged Steel, Eagle Fighting Championship, KSW, Extreme Fighting Championship, and Legacy Fighting Alliance. For WWE, these providers include, but are not limited to, All Elite Wrestling, Impact Wrestling, Ring of Honor, New Japan Pro-Wrestling, and Consejo Mundial de Lucha Libre. Additionally, competition exists from other forms of media, entertainment and leisure activities in a rapidly changing and increasingly fragmented environment. Other new and existing professional wrestling leagues also compete with our goods and services. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Any increased competition, which may not be foreseeable, or our failure to adequately address any competitive factors, could result in reduced demand for our content, live events, or brand, which could have an adverse effect on our business, financial condition, and results of operations.

We depend on the continued services of executive management and other key employees. The loss or diminished performance of these individuals could adversely affect our business.

Our performance is substantially dependent on the continued services of executive management and other key employees. In addition, following the completion of the Endeavor Take-Private, we have continued to utilize Endeavor's services and expect to do so for a specified period of time. We cannot be sure that any adverse effect on Endeavor’s business would not also have an adverse effect on our business, financial condition, and results of operations. Further, members of our or Endeavor’s executive management may not remain with Endeavor or us and may compete with us in the future. The loss of any member of our executive management team could impair our ability to execute our business plan and growth strategy, have a negative impact on our business, financial condition, and results of operations, or cause employee morale problems or the loss of additional key employees.

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our content offerings and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of our brand, events, and the athletes that participate in our events. Our success depends on our ability to offer premium content through popular channels of distribution that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends, including the market demand for the distribution rights to live events, which are unpredictable and may be affected by factors such as changes in the social and political climate, global epidemics or general macroeconomic factors. Changes in consumers’ tastes or a change in the perceptions of our brand and business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers, or anticipate and respond to changes in consumer preferences, could result in reduced demand for our events and content offerings, which could have an adverse effect on our business, financial condition and results of operations.

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

Owning and managing events for which we sell media and partnership rights, ticketing and hospitality exposes us to greater financial risk. Additionally, we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations. If our live events are not financially successful, our business could be adversely affected.

We act as a principal by owning and managing live events for which we sell media and partnership rights, ticketing and hospitality. Organizing and operating a live event involves significant financial risk as we bear all or most event costs, including a significant amount of up-front costs. In addition, we typically book our live events many months in advance of holding the event and often incur expenses prior to receiving any related revenue. Accordingly, if a planned event fails to occur or there is any disruption in our ability to live stream or otherwise distribute, whether as a result of technical difficulties or otherwise, we could lose a substantial amount of these costs, fail to generate the anticipated revenue, and could be forced to issue refunds for ticket or PPV sales and generate lower than expected media rights, partnership and licensing fees. If we are forced to postpone a planned event, we could incur substantial additional costs in order to stage the event on a new date, may have reduced attendance and revenue, and may have to refund fees. We could be compelled to cancel or postpone all or part of an event for many reasons, including severe weather conditions, issues with obtaining permits or government regulation, athletes failing to participate, as well as operational challenges caused by extraordinary incidents, such as terrorist or other security incidents, mass-casualty incidents, natural disasters, public health concerns including pandemics, or similar events. Such incidents have been shown to cause a nationwide and global disruption of commercial and leisure activities.

In the United States and foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. Foreign jurisdictions require visas for personnel and talent at international live events. In international markets, third-party promoters generally oversee permitting and regulatory matters. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of our third-party promoters, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events in jurisdiction(s), in addition to the lost revenues and expenses of the missed event(s), could lead to a decline in various revenue streams in such jurisdiction(s).

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

We have in the past and may in the future be subject to legal proceedings, claims and other disputes (see Note 21, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report). Our results may be affected by the outcome of any such pending and future litigation, investigations, claims and other disputes. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. The outcome of litigation, including class action lawsuits, is inherently uncertain and is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.

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

Subsequent to WWE’s restatement for the Unrecorded Expenses, WWE was informed of certain additional claims, which have been settled by Mr. McMahon. WWE recorded an additional $11.1 million of expenses related to these additional claims prior to the closing of the TKO Transactions. Following the closing of the TKO Transactions, the Company recorded an additional $3.5 million of expenses during the year ended December 31, 2023 related to these additional claims. Mr. McMahon has made all related payments personally.

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

Our failure to continue to build and maintain our entertainment properties could adversely affect our operating results.

We must continue to build and maintain our strong brand identities to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live events and programming content that our fans value and enjoy is at the core of our business. The production of compelling live, televised and streamed content is critical to our ability to generate revenues across our media platforms and product outlets. Also important are effective consumer communications, such as marketing, customer service and public relations. The role of social media use by fans and by us is an important factor in our brand perception. If our efforts to create compelling services and goods and/or otherwise promote and maintain our properties, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events, and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.

Our failure to retain or continue to discover key athletes and performers could lead to a decline in the appeal of our events, our storylines and the popularity of its brand of entertainment, which could adversely affect its operating results.

Our success depends, in large part, upon our ability to identify, discover and retain athletes and athletic performers who have the physical ability and presence or charisma to succeed in our live events, programming content and, with respect to WWE, the portrayal of characters in our live events and programming. We cannot guarantee that we will be able to continue to identify these athletes and performers. Additionally, throughout our history, athletes and performers from time to time have stopped participating in our events for any number of reasons, and we cannot guarantee that we will be able to retain our current athletes and performers either during the terms of their contracts or when their contracts expire. Our failure to attract and retain key athletes and performers, an increase in the costs required to attract and retain such athletes and performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key athletes or performers could lead to a decline in the popularity of our brand of entertainment and events. Any of the foregoing issues could adversely affect our operating results.

Failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition.

We rely on hardware, software, technology infrastructure, online sites and networks, and various computer systems (such as our information systems, content distribution systems, ticketing systems, and payment processing systems) (collectively, “IT Systems”), to conduct our business. We also rely on the technology systems of third parties (including Paramount+, Netflix, ESPN, and Peacock) with which we partner in our operations. Some IT Systems used in our operations are legacy IT systems from businesses we have acquired, which may remain separately managed from other IT Systems of our business, may be difficult to integrate with other portions of our business in the future, or may require additional resources to maintain in a secure and functional manner. We own and manage some of these IT Systems but generally rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services, payment processing, and ticketing services. We and certain of our third-party providers use these IT Systems to collect, maintain and process data about employees, consumers, event participants, business partners and others, including personal information, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Any of these IT Systems and Confidential Information are vulnerable to service interruptions, security breaches, and other cybersecurity risks that threaten their confidentiality, integrity and availability, including as a result of inadvertent or intentional actions by our employees, partners, and vendors, or from attacks by threat actors or other malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” state-sponsored organizations, and others. For instance, we may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing, and swatting. We are also vulnerable to the risk of malicious code being embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude, and the techniques and tools (including artificial intelligence) used to breach security safeguards, circumvent security controls, evade detection and remove forensic evidence are evolving rapidly. As a result, cyberattacks may be difficult to detect for an extended period of time, and the measures we take to safeguard our technology may not adequately prevent them.

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

Our insurance policies covering data security, privacy liability, and cyber-attacks may not be adequate to cover losses arising from incidents, or they may not be available to us in the future on economically reasonable terms or at all. We would also be exposed to a risk of loss or litigation (including class action lawsuits) and potential liability under laws, regulations and contracts that protect the privacy and security of confidential or personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. As a further example, where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR (as defined below), this could result in fines under the EU GDPR (as defined below), the UK GDPR (as defined below), and other European cyber-security laws, which can be substantial and may be assessed based on a percentage of revenue. Laws and regulations around cybersecurity, including Directive (EU) 2022/2555 or the NIS 2 Directive, continue to expand the scope of, and impose onerous requirements on, covered entities. We also may be required to notify regulators and/or other companies we are contractually obligated to notify about any actual or suspected personal data breach as well as the individuals who are affected by the incident within strict time periods. Complying with ever more numerous and complex regulations in the event of a security incident can be expensive and difficult and failure to comply with notification requirements under applicable regulations could subject us to regulatory scrutiny and additional liability.

Remote and hybrid working arrangements at our company (and at many third-party providers) increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We rely on technology at live events, the failure or unavailability of which, for any significant period of time, could affect our business, reputation and the success of our live events. We also rely on technology to provide our digital offerings, live streaming, and virtual events, which may be vulnerable to hacking, denial of service attacks, human error and other unanticipated problems or events that could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our IT Systems and those of our third-party vendors. Interruptions in these IT Systems, or with the internet in general, whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our content unavailable or degraded. These service disruptions or failures could be prolonged. Delivery of video programming over the internet is done through a series of carriers with switch-overs between carriers. Video content on demand and television delivery is extremely complex and includes satellite, fiberoptic cable, over-the-air delivery and other means. Any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our content or subject us to individual or class action claims. We do not carry insurance that would cover us in the event of many types of business interruption that could occur.

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

For example, in Europe, member states have adopted or modified data privacy and security laws and regulations that may apply to our business, such as the General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”) and in the United Kingdom, the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation and Data Protection Act of 2018 (“UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations and creates requirements for in-scope businesses regarding the processing of personal data, broadly defined as information relating to an identifiable person including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. EU member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities. As a result of the exit of the United Kingdom from the European Union, the UK GDPR will not automatically incorporate any future changes made to the EU GDPR (which would need to be specifically incorporated by the United Kingdom government). Moreover, the United Kingdom government has publicly announced plans to reform the UK GDPR in ways that, if formalized, are likely to deviate from the EU GDPR in certain areas, which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. We are monitoring such developments and the impact this may have on our business.

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

We currently rely on the standard contractual clauses issued by the EU Commission and the UK government as well as other data sharing agreements to legitimize transfers of personal information outside the EEA and the UK, including to the United States. A replacement for the Privacy Shield Framework, the EU-US Data Privacy Framework, became effective in 2023; however, this framework is already facing challenges similar to those that resulted in the invalidation of the Privacy Shield Framework. We expect the existing legal complexity and uncertainty regarding international data transfers to continue. As supervisory authorities within the EEA issue further guidance on international data transfers under the GDPR, and as enforcement actions continue, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or it could affect our operations and the manner in which we provide our services (for example, we may have to stop using certain tools and vendors and make other operational changes). In particular, given the complexity and constantly evolving nature of our cross-border data transfers, safeguards to remain in compliance with the standard contractual clauses will need to be updated over time to fully legitimize our data transfers, and a failure to do so could result in enforcement action from regulators. Although the United Kingdom currently has an adequacy decision from the European Commission, such that standard contractual clauses are not required for the transfer of personal data from the EEA to the UK, that decision will sunset in December 2031 unless extended and it may be revoked in the future by the European Commission if the UK data protection regime is reformed in ways that deviate substantially from the EU GDPR. There can be no assurances that we will be successful in our efforts to comply with the GDPR or other privacy and data protection laws and regulations, or that violations will not occur, particularly given the complexity of both these laws and our business, as well as the uncertainties that accompany new laws and the inconsistencies between these various regulatory regimes. In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate.

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

In addition, in recent years, in the United States certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the CCPA requires businesses that process the personal information of California residents to among other things provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, and opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The effects of this legislation are far-reaching and have required and may continue to require us to modify our data processing practices and policies and to incur significant costs and expenses in an effort to comply. The enactment of the CCPA has also prompted a wave of similar data privacy laws in other states across the United States. For example, since the CCPA went into effect, general data privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, Utah, Texas, Montana, Oregon, Delaware, Iowa, New Hampshire, Nebraska, Kentucky, Indiana, Rhode Island, Minnesota, Tennessee, Maryland, and New Jersey, and will soon be enforceable in several other states as well. Similar laws have been proposed in many other states and at the federal level as well. Recent, new, and proposed state and federal legislation relating to data privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional compliance programs, could impact strategies and availability of previously useful information, and could result in increased compliance costs and/or changes in business practices and policies.

Besides the UK, EEA and the United States, our global reach means we may be or become subject to other privacy regimes, and new laws are being enacted regularly, including laws which may have potentially conflicting requirements that would make compliance challenging. If the trend of increasing enforcement of such laws by regulators as reflected in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. For example, UFC operates a UFC Performance Institute, among other significant operations, in China. As such, we may be subject to various aspects of the country’s onerous data compliance regime, which can include the Cybersecurity Law, the Data Security Law and the Personal Information Protection Law (“PIPL”). In addition, the relevant government authorities of China promulgated several regulations or released a number of draft regulations for public comments that are designed to provide further implementation guidance in accordance with these laws. We cannot predict what impact the new laws and regulations or the increased costs of compliance, if any, will have on our operations in China, in particular the Data Security Law or PIPL, due to their recent enactment and the limited guidance available. It is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities as these laws are drafted broadly and, thus, leave great discretion to the relevant government authorities to exercise.

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

Finally, regulation of cookies and similar technologies, and any use of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to better understand users. Recent U.S. and European court and regulator decisions are driving increased attention to cookies and tracking technologies and privacy activists are referring allegedly non-compliant companies to regulators. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a customer’s or user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Regulators are increasingly focusing on strict compliance with current national laws that implement the EU's ePrivacy Directive. If the trend of increasing enforcement by regulators including opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

The effects of any applicable U.S. federal, state and local laws and regulations, and international laws and regulations that are currently in effect or that may go into effect in the future, are significant (and penalties for non-compliance may be assessed based on a percentage of global revenue) and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Responding to allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risks of litigation (including class action lawsuits) or the imposition of consent orders, enforcement notices, assessment notices (for a compulsory audit), resolution agreements, orders to cease/change our processing of personal data, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we or our third-party service providers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our or our third-party service providers’ businesses. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.

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

We have invested significant resources in clearing, registering and maintaining trademarks associated with our properties including, but not limited to, “UFC,” “OCTAGON,” “ULTIMATE FIGHTING CHAMPIONSHIP,” “AS REAL AS IT GETS,”

“ULTIMATE FIGHTER,” “ZUFFA BOXING,” “ZBXG,” “WWE,” “RAW,” “SMACKDOWN,” “NXT,” “WRESTLEMANIA,” “WRESTLEPALOOZA”, “IMG”, “ON LOCATION,” “PBR,” and “PROFESSIONAL BULL RIDERS” as well as the UFC and WWE logos, the two dimensional octagon shape, and the names and logos of WWE Superstars, in an attempt to obtain and protect our properties and their public recognition. During intellectual property registration proceedings, we may receive rejections of our applications by the United States Patent and Trademark Office, United States Copyright Office or equivalent authorities in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections and, consequently, may be unable to obtain sufficient protection for certain trademarks and other intellectual property in certain jurisdictions where we operate. Further, our intellectual property rights may be challenged, opposed, and/or invalidated by third parties or such rights may not be sufficient to provide a meaningful commercial competitive advantage. If we fail to secure intellectual property rights or maintain our intellectual property rights, competitors might be able to use our brands or other intellectual property, which may have adverse financial and operational impacts on our business.

If we are unable to adequately maintain or protect our intellectual property rights, we may lose an important competitive advantage in the markets where we operate, which may have adverse financial and operational impacts on our business. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, our intellectual property rights are at greater risk in such countries even where we take additional steps to protect our intellectual property. We cannot guarantee that the available legal steps we have taken, and take in the ordinary course of business, to reasonably protect our intellectual property will be successful in all jurisdictions, or predict whether these steps will be adequate to prevent infringement or misappropriation of these rights. In addition, we may be required to forgo protections or rights to technology, data or intellectual property in order to operate in or access markets in foreign jurisdictions. Any such direct or indirect loss of rights in these assets may have adverse financial and operational impacts on our business.

We may license our trademarks and trade names to third parties, such as distributors, consumer product licensees and corporate partners. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may affect our rights in or diminish the goodwill associated with our trademarks and trade names.

Our efforts to clear, police, enforce or protect our proprietary rights and intellectual property rights, including those related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and which, if material, may have adverse financial and operational impacts on our business. Policing unauthorized use and other violations of our intellectual property is difficult and costly, particularly given our global scope. Our technology, data and intellectual property are subject to a heightened risk of theft, unauthorized use or compromise to the extent that we engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as trademarks, copyrights, trade secrets, know-how and customer information and records. The unauthorized use of intellectual property in the sports and sports entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Piracy, in particular, threatens to damage our business as piracy services are subject to rapid global growth. The success of our streaming video solutions with respect to both live and video-on-demand content (e.g., UFC FIGHT PASS) is directly threatened by the availability and use of pirated alternatives, which we may not detect, or be able to prevent or take down in real time, including the streaming of our events on social media and other platforms. The value that streaming services are willing to pay for content that we develop may be reduced if piracy prevents these services from realizing adequate revenues. The value individual consumers are willing to pay for content that we develop may be reduced if piracy presents a sufficiently compelling consumer proposition. These activities could result in lost revenue and a reduction in the value of our media rights which may materially and adversely affect our business, results of operation, financial condition and prospects.

Further, we may seek to oppose, cancel and/or invalidate a third party’s attempt to register or otherwise protect its intellectual property rights if we deem such intellectual property is not eligible for protection or if such intellectual property infringes, dilutes, misappropriates or otherwise violates our intellectual property rights, but we may be unsuccessful in doing so or may cease such efforts if we believe that proceeding would require us to expend more resources than is commercially reasonable.

We may be subject to intellectual property rights claims by third parties, which are costly to defend, could require us to pay significant damages and could limit our ability to use our intellectual property.

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

We operate in various jurisdictions abroad, including through joint ventures, and we expect to continue to expand our international presence. We face, and expect to continue to face, and may face new and unexpected additional risks in the case of our existing and future international operations, including:

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
•
limitations on the scope, strength, of intellectual property ownership, and ability to enforce intellectual property rights;
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

We review our goodwill and indefinite-lived intangible assets for impairment annually as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amounts may not be recoverable. Additionally, we assess if impairment indicators exist related to finite-lived intangible assets at each reporting period within our asset groups. To the extent an event occurs suggesting that an asset group’s carrying amount is not recoverable, an impairment assessment is performed. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Adverse impacts to our business could result in impairments and significant charges to earnings.

Participants and spectators in connection with our live events are subject to potential injuries and accidents, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live events, causing a decrease in our revenue.

We hold numerous live events each year. This schedule exposes our athletes, performers and employees who are involved in the production of those events to the risk of travel and performance-related accidents. There are inherent risks to participants and spectators involved with producing, attending, or participating in live events. Injuries and accidents have occurred and may occur from time to time in the future, which could subject us to substantial claims and liabilities for injuries. Incidents in connection with our live events at any of our venues or venues that we rent could also result in claims or a reduction in operating income or attendance at our events, causing a decrease in our revenues. There can be no assurance that the insurance we maintain will be adequate to cover any potential losses given the wider litigation environment.

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

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies, and procedures in the United States and around the world, which are subject to change at any time, governing matters such as:

•
licensing laws for athletes and laws and regulations regarding the promotion and operation of MMA and boxing events;
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
•
environmental protection regulations;
•
compliance with current and future privacy and data protection laws imposing requirements for the collecting, processing, storing and protection of personal or sensitive information, including the Federal Trade Commission Act, the CCPA and other state privacy laws, the GDPR, the PIPL and the E.U. e-Privacy Regulation;
•
compliance with cybersecurity laws imposing country-specific requirements relating to information systems and network design, security, operations, and use;
•
tax laws; and
•
imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls.

Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, reputational harm, adverse media coverage, and other collateral consequences. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines or proceedings against us, including suspension or revocation proceedings relating to licenses we are required to maintain to conduct our business. If any subpoenas are issued or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition. There can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding. In addition, the promulgation of new laws, rules, and regulations could restrict or unfavorably impact our business, which could decrease demand for our events or content, reduce revenue, increase costs, or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live events for incidents that occur at their events, particularly relating to drugs and alcohol.

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

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. SmackDown is currently televised on Versant’s USA Network, and starting in 2026, certain UFC events will be simulcast on the CBS broadcast network as part of the Paramount+ agreement. Certain of our other programming is distributed on-demand via cable and satellite operators. We are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements applicable to programming distributed over television broadcast stations, cable and satellite, as well as for certain of our programming distributed via online platforms that has been televised via broadcast television, cable or satellite.

Any failure to remain in compliance with these requirements could expose us to substantial costs and adverse publicity which could impact our operating results. Changes in FCC regulations, and the ongoing reallocation of satellite spectrum for “5G” next generation wireless broadband use, could impact the availability of satellite transmission spectrum for video programming distribution, which could increase the transmission costs of certain of our programming and/or affect transmission quality and reliability. The markets for programming in the United States and internationally may be substantially affected by existing or future government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of our programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to the production and distribution of video programming are announced from time to time. Compliance by our licensees with these initiatives and/or their noncompliance of governmental policies could restrict our program distribution and adversely affect our levels of viewership, result in adverse publicity and/or otherwise impact our operating results.

We have a substantial amount of indebtedness, which could adversely affect our business, and we cannot be certain that additional financing will be available on reasonable terms when required, or at all.

As of December 31, 2025, we had an aggregate of $3.7 billion outstanding indebtedness under the Credit Facilities, with the ability to borrow approximately $205 million more pursuant to the Revolving Credit Facility. On the Endeavor Take-Private closing date, Endeavor entered into, and incurred indebtedness under, a new credit agreement with JPMorgan Chase Bank, N.A as administrative agent (the “Endeavor Credit Agreement”). While we are not a party to the Endeavor Credit Agreement and, as such, are not a guarantor or obligor of the indebtedness and therefore under no circumstances will the Endeavor Credit Agreement indebtedness be payable by us, Endeavor has designated us as a restricted subsidiary under the Endeavor Credit Agreement. As a result, certain of our corporate actions may impact Endeavor's compliance with the covenants under the Endeavor Credit Agreement.

If we cannot generate sufficient cash flow from operations to service our indebtedness, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. Additionally, our credit rating has in the past and may in the future be downgraded. Moreover, any change in Endeavor's credit rating could impact our credit rating. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Despite this substantial indebtedness, we may still have the ability to incur significantly more debt. The incurrence of additional debt could increase the risks associated with this substantial leverage, including our ability to service this indebtedness. In addition, because borrowings under our Credit Facilities bear interest at a variable rate, our interest expense could increase, exacerbating these risks. The Federal Reserve from time to time raises interest rates to combat the effects of recent high inflation. Increases in these rates may increase our interest expense. Further increases in interest rates and interest expense could impact the Company’s ability to service its indebtedness, increase borrowing costs in the future and reduce our funds available for operations and other purposes. Based on the outstanding indebtedness under our Credit Facilities as of December 31, 2025, a hypothetical 100 basis point increase in interest rates would have resulted in an approximately $37 million increase in annual interest expense.

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

The credit agreements governing the terms of the Credit Facilities are expected to restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness, loans and investments, liens, and affiliate transactions. Additionally, while we are not a party to the Endeavor Credit Agreement and, as such, are not a guarantor or obligor of the indebtedness thereunder and therefore under no circumstances will the Endeavor Credit Agreement indebtedness be payable by us, Endeavor has designated us as a restricted subsidiary under the Endeavor Credit Agreement. As a result, certain of our corporate actions, including an event of default under the Credit Facilities, may impact Endeavor’s compliance with the covenants under the Endeavor Credit Agreement. It is possible that we may forgo taking certain corporate actions to the extent it would cause Endeavor to be in breach of the covenants under the Endeavor Credit Agreement. Such a breach by Endeavor under the Endeavor Credit Agreement would not result in a breach by TKO under the Credit Facilities. The Credit Facilities and the Endeavor Credit Facilities also each contain customary events of default, including upon a change in control. These covenants, among other things, limit our ability to fund future working capital needs and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. Such covenants could limit the flexibility of our subsidiaries in planning for, or reacting to, changes in the sports and entertainment industries. Our ability to comply with these covenants is subject to certain events outside of our control. Additionally, we may in the future need to amend or obtain waivers to our existing covenants and cannot guarantee that we will be able to obtain those amendments or waivers on commercially reasonable terms or at all. If we are unable to comply with these covenants, the lenders under the Credit Facilities could terminate their commitments and accelerate repayment of our outstanding borrowings, which also may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. If such an acceleration were to occur, we may be unable to obtain adequate refinancing indebtedness for our outstanding borrowings on favorable terms, or at all. We have pledged a significant portion of our assets as collateral under the Credit Facilities. If we are unable to repay our outstanding borrowings when due, the lenders under the Credit Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them, which may have an adverse effect on our business, financial condition, and operating results. If Endeavor is unable to comply with the covenants applicable to the Endeavor Credit Facilities, the lenders thereunder could take similar actions against Endeavor as available to lenders under our Credit Facilities, such as accelerating the repayment of borrowings thereunder. In the event Endeavor’s lenders accelerate the repayment of the borrowings outstanding under the Endeavor Credit Agreement, Endeavor may not have sufficient assets to repay that indebtedness. Such events could have a material adverse impact on Endeavor's business, which in turn could negatively impact our business.

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

Because we derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. Dollar. We cannot, however, predict the effect of exchange rate fluctuations upon future operating results. Although we cannot predict the future relationship between the U.S. Dollar and the currencies used by our international businesses, principally the British Pound, we experienced a foreign exchange rate net loss of $13.7 million for the year ended December 31, 2025.

Costs associated with obtaining, and our ability to obtain, sufficient levels and types of insurance relevant to our businesses could adversely affect our business.

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

We are a holding company whose principal assets are the TKO OpCo Units we hold in TKO OpCo. We will not have independent means of generating revenue. Because TKO OpCo is intended to be treated as a pass-through entity for U.S. federal income tax purposes, we and other members of TKO OpCo (or their indirect equity holders) generally are subject to U.S. federal income taxes on their allocable share of TKO OpCo’s taxable income or gain. As the sole managing member of TKO OpCo, we generally intend to cause TKO OpCo to make quarterly distributions to the members of TKO OpCo (or otherwise provide them with liquidity) in amounts sufficient to cover the taxes on their allocable share of the taxable income of TKO OpCo. However, there can be no assurance that TKO OpCo and its subsidiaries will generate sufficient cash flow to distribute funds to TKO Group Holdings to cover our taxes and other expenses or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. Subsidiaries of TKO OpCo are currently subject to debt instruments or other agreements that may restrict distributions from TKO OpCo’s subsidiaries and TKO OpCo’s ability to make distributions to us, which could adversely affect our cash flows, liquidity, and financial condition.

As a result of (among other considerations) potential differences in the amount of net taxable income allocable to the members of TKO OpCo under applicable tax rules and the lower tax rate applicable to corporations (like us) as compared to individuals (immediately following the TKO Transactions, certain individuals owned indirect interests in TKO OpCo subjecting them to tax on income earned by TKO OpCo), it is anticipated that the tax distributions by TKO OpCo to TKO Group Holdings may exceed the tax liabilities that TKO Group Holdings is required to pay on its allocable share of income of TKO OpCo. TKO OpCo’s payment of tax distributions to the members of TKO OpCo could result in the distribution of cash out of TKO OpCo that is in excess of what is required to permit the direct or indirect securityholders of TKO OpCo to pay their tax liabilities attributable to their direct or indirect ownership of TKO OpCo, which could have an adverse effect on TKO OpCo’s liquidity.

No adjustments to the exchange ratio for TKO OpCo Units and corresponding shares of our Class B common stock will be made as a result of any loans made by TKO Group Holdings to TKO OpCo or as a result of any retention of cash by TKO Group Holdings. To the extent TKO Group Holdings does not distribute any cash it holds and instead, for example, holds such cash balances, or lends them to TKO OpCo or TKO OpCo’s subsidiaries, this may result in shares of our Class A common stock increasing in value relative to the value of TKO OpCo Units. The holders of TKO OpCo Units may benefit from any value attributable to such cash balances if they acquire shares of our Class A common stock in exchange for their TKO OpCo Units.

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

We are currently controlled by Silver Lake through its ownership and control of Endeavor. The interests of Endeavor or Silver Lake may differ from the interests of other stockholders of TKO Group Holdings.

In March 2025, as part of the Endeavor Take-Private, affiliates of Silver Lake acquired 100% of the outstanding shares of Endeavor Group Holdings, Inc.’s stock that it did not already own. As of the date of this Annual Report, Endeavor collectively owned approximately 63% of the voting interests of TKO through its holdings of shares of TKO Class A common stock and TKO Class B common stock which are paired with common units of TKO OpCo. Silver Lake, through its ownership and control of Endeavor, and Endeavor control us.

Endeavor also conducts various administrative and operational functions of the Company pursuant to the Transition Services Agreement.

Silver Lake and Endeavor have the ability to substantially control us, including the ability to control any action requiring the general approval of our stockholders, including the election of a majority of our Board members, the adoption of amendments to our certificate of incorporation and stockholder amendments to our bylaws, and the approval of any merger or sale of substantially all of our assets.

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

Endeavor’s or Silver Lake's interests may not be fully aligned with holders of our Class A common stock, which could lead to actions that are not in their best interest, because Endeavor and Silver Lake hold their economic interest in the business through TKO OpCo, rather than through TKO. For example, Silver Lake, Endeavor and their subsidiaries may have different tax positions from us, which could influence Endeavor’s decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration tax or other considerations relevant to Endeavor or its subsidiaries (e.g., the effect of such transactions on Silver Lake or Endeavor’s obligations under the tax receivable agreement to which they are parties) even where no similar considerations would apply to us. The significant ownership in our business held by Endeavor’s subsidiaries may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. Endeavor and Silver Lake also operate a number of businesses through their subsidiaries that may conflict with the interests of the Company, or be party to agreements or engaged in activities that prevent us from performing certain business activities or owning certain assets.

Section 203 of the DGCL (“Section 203”) may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our amended and restated certificate of incorporation not to be subject to Section 203. Silver Lake, Endeavor, Mr. McMahon and their respective affiliates and direct and indirect transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

Our amended and restated certificate of incorporation also includes provisions governing Endeavor’s and its affiliates’ ability to pursue competitive opportunities; see “—The competitive opportunity provisions in our certificate of incorporation could enable certain directors, principals, officers, employees, members and/or other representatives of Endeavor, Mr. McMahon or their respective affiliates to benefit from competitive opportunities that might otherwise be available to us” for additional information

We cannot predict the impact our capital structure and the concentrated control by Endeavor and Silver Lake may have on our stock price or our business.

We cannot predict whether our multiple share class capital structure, combined with the concentrated control by Endeavor and Silver Lake, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indices may determine to exclude companies with multiple share classes from their membership. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

If Endeavor or its subsidiaries sell a controlling interest in us to a third party in a private transaction, we may become subject to the control of a presently unknown third party.

Silver Lake owns a controlling equity interest in us, through its ownership of Endeavor. Silver Lake has the ability, should it choose to do so, to direct Endeavor to sell some or all of its subsidiaries’ shares of our capital stock (or shares of our capital stock that Endeavor’s or Silver Lake's subsidiaries may obtain) in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of the Company.

Further, the distribution or sale by Endeavor’s subsidiaries of a substantial number of shares, even if not a controlling interest, or a perception that a distribution or such sales could occur, could significantly reduce the market price of our Class A common stock.

If Endeavor’s subsidiaries privately sell a controlling interest in the Company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Endeavor’s subsidiaries sell a controlling interest in us to a third party, our future indebtedness may be subject to acceleration, Endeavor and its affiliates may terminate certain other arrangements, and our other commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have an adverse effect on our operating results and financial condition.

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of NYSE rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.

Silver Lake and Endeavor control approximately 63% of our combined voting interests for the election of directors on our Board. As a result, we are considered a “controlled company” for the purposes of NYSE rules and corporate governance standards, and therefore are permitted to, and intend to, elect not to comply with certain corporate governance requirements of the NYSE, including, for example, the requirement to establish a nominating and corporate governance committee composed entirely of independent directors. For so long as we remain a “controlled company,” we may at any time and from time to time, utilize any or all of the applicable governance exemptions available under the NYSE rules. Accordingly, holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of the NYSE, and the ability of our independent directors to influence our business policies and affairs may be reduced. We expect to remain a “controlled company” until Endeavor no longer controls more than 50% of our combined voting interests.

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal controls over financial reporting, and a report issued by our independent registered public accounting firm on that assessment. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We from time to time make investments to further automate, streamline and centralize our businesses’ use of these systems and expect these systems and controls to require additional investment as we become increasingly more complex and our business grows. To effectively manage this complexity, we will need to continue to maintain and revise our operational, financial and management controls, and our reporting systems and procedures. Certain weaknesses or deficiencies or failures to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.

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

We incur significant additional legal, accounting, reporting, and other expenses as a result of having publicly traded common stock, including, but not limited to, costs related to auditor fees, legal fees, directors’ fees, directors and officers insurance, investor relations, and various other costs. We also incur incremental costs associated with corporate governance requirements, including requirements under the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules implemented by the SEC and the Public Company Accounting Oversight Board. Compliance with these rules and regulations may make some activities more difficult, time-consuming, and costly, and, as a result, may place a strain on our systems and resources. Moreover, the additional demands associated with being a public company may disrupt the regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities.

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

Our certificate of incorporation provides that, to the fullest extent permitted by law, we renounce any interest or expectancy in a transaction or matter that may be a competitive opportunity for certain directors, principals, officers, employees, members and/or other representatives of Endeavor, Mr. McMahon or their respective affiliates (the “Identified Persons”) (other than in their capacities as directors of TKO Group Holdings), and such Identified Persons have no duty under our certificate of incorporation to refrain from directly or indirectly (1) participating or otherwise engaging in any competitive opportunity, (2) otherwise competing with us or any of our controlled affiliates, (3) otherwise doing business or transacting with any potential or actual customer, supplier or other business relation of us or any of our controlled affiliates or (4) otherwise employing or engaging any officer, employee or other service provider of ours or any of our controlled affiliates, in each case subject to any rights or obligations under any other contractual arrangements. In addition, the Identified Persons have no duty under our certificate of incorporation to present any such competitive opportunity to us, subject to any rights or obligations under any other contractual arrangements. To the extent that the Identified Persons engage in any of the foregoing actions, they may have differing interests than our other stockholders.

Our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Endeavor. Also, certain of Endeavor’s current executive officers are our directors and officers, which may create conflicts of interest or the appearance of conflicts of interest.

Because of their current or former positions with Endeavor, certain of our executive officers and directors own equity interests in Endeavor or its affiliates. Continuing ownership of capital stock and equity awards with respect to such entities could create, or appear to create, potential conflicts of interest if we and Endeavor face decisions that could have implications for both Endeavor and us. In addition, certain of Endeavor’s current executive officers and directors are also our executive officers and directors, and this could create, or appear to create, potential conflicts of interest when we and Endeavor encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such officers’ or directors’ time between Endeavor and us.

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

The terms of our Transition Services Agreement with the EGH Parties may be more favorable than TKO will be able to obtain from an unaffiliated third party. After the Transition Services Agreement expires or is terminated, TKO may be unable to replace the services the EGH Parties provide in a timely manner or on comparable terms.

The EGH Parties, on the one hand, and TKO OpCo, TKO Group Holdings and TWI (the “TKO Parties”), on the other hand, are party to the Transition Services Agreement, pursuant to which the EGH Parties and the TKO Parties agreed to provide each other with certain specified services. The services to be provided pursuant to the Transition Services Agreement to TKO and its subsidiaries are on a temporary basis and are intended to support the transition of the Acquired Businesses from Endeavor to TKO OpCo. The Transition Services Agreement will remain in effect until terminated by the parties pursuant to the terms thereof. The services that are designated to be provided on a transitional basis are to be provided for the period of time specified in the Transition Services Agreement, subject to extension by mutual agreement.

While the EGH Parties will be contractually obligated to provide the TKO Parties with certain specified services during the term of the Transition Services Agreement, the TKO Parties cannot be assured that these services will be sustained at the same level after the expiration or termination of the Transition Services Agreement, or that the TKO Parties will be able to replace these services in a timely manner or on comparable terms. If these services are no longer procured from the EGH Parties, or if certain arrangements with the EGH Parties are terminated, the TKO Parties' costs of procuring those services from third parties may increase. The Transition Services Agreement also contains terms and provisions that may be more favorable to the TKO Parties than terms and provisions the TKO Parties might have obtained in arm’s-length negotiations with unaffiliated third parties.

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
•
changes in accounting principles.

The market price also may decline if we do not achieve the perceived benefits of the TKO Transactions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the TKO Transactions on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. These and other factors may lower the market price of our Class A common stock, regardless of its actual operating performance. As a result, our Class A common stock may trade at prices significantly below the price at which shares were purchased.

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

On October 24, 2024, we announced that the Board authorized a share repurchase program of up to $2.0 billion of our Class A common stock. As of December 31, 2025, 4.6 million shares of Class A common stock have been repurchased under the program, for an aggregate purchase price of $866.8 million.

We will determine at our discretion the timing and the amount of any repurchases under the share repurchase program based on our evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise. The program has no expiration date and we are not obligated to acquire any particular number or dollar value of shares thereunder. While we expect the share repurchase program to be completed within the next two years, the program may not be fully implemented in that timeframe or at all. In addition, the program may be modified, suspended, or discontinued at any time. Repurchases under this authorization could affect our stock price and increase its volatility, and the existence of this authorization could cause our stock price to be higher than it would be in the absence of such authorization and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased shares of stock.

In addition, on October 24, 2024, we announced that the Board had approved a quarterly cash dividend pursuant to which holders of our Class A common stock will receive their pro rata share of approximately $75 million in quarterly distributions to be made by TKO OpCo and, on September 3, 2025, we announced that the Board had approved an increase to our quarterly dividend program, resulting in holders of our Class A common stock receiving their pro rata share of approximately $150 million in quarterly distributions to be made by TKO OpCo. Future declarations of quarterly dividends are subject to our determination and discretion based on our consideration of various factors, such as our results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in our debt agreements and legal requirements and other factors that we deems relevant. Our Board may, at its discretion, decrease or entirely discontinue the dividend at any time. We cannot provide any assurances that any such regular dividends will be paid in any specified amount or at any particular frequency, if at all.

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

For example, upon the completion of the Endeavor Asset Acquisition, the Company issued approximately 26.54 million TKO OpCo Units and corresponding shares of Class B common stock to certain subsidiaries of Endeavor Group Holdings, Inc., causing an approximately 6% reduction in the relative percentage interest of the Company’s other then current stockholders in the earnings of TKO OpCo, and the voting interests of the Company.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not our stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax and has issued final regulations regarding the reporting and payment of the excise tax. We conducted certain repurchases of our stock in 2025, and expect we will be required to pay the excise tax in connection with such repurchases. We have subsequently conducted additional repurchases of our stock under our 10b5-1 Plan (as defined below), and we could be required to pay the excise tax in connection with these repurchases and any other transactions covered by the excise tax described above, whether pursuant to the share repurchase program announced on October 24, 2024 or otherwise. Furthermore, if we decide to undertake repurchases of our Class A common stock in the future, any transfer of cash from TKO OpCo or its subsidiaries to TKO Group Holdings to fund such repurchases could result in incremental tax liabilities to TKO Group Holdings, Inc., and such tax liabilities could (depending on the circumstances surrounding the relevant repurchases) be substantial. Using the proceeds of new indebtedness at TKO OpCo or its subsidiaries to make transfers of cash from TKO OpCo or its subsidiaries to TKO Group Holdings to fund repurchases of our Class A common stock could reduce certain tax liabilities at TKO Group Holdings that might result from such cash transfers in the absence of such new indebtedness, but could also result in TKO Group Holdings being in a “negative tax capital” position with respect to its interest in TKO OpCo that could potentially result in incremental tax liabilities at TKO Group Holdings in the future in certain circumstances (e.g., in connection with a payoff of indebtedness of TKO OpCo or its subsidiaries, or in connection with changes in the composition of the ownership of TKO OpCo). These considerations could affect the transactions that TKO Group Holdings and its subsidiaries are willing to undertake in the future, and the incurrence of any of the tax liabilities described above could increase our costs and adversely affect our operating results.

Changes to U.S. and foreign tax laws could adversely affect us.

The G20, the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates will do business have had an extended focus on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. As a result, the tax laws in the United States and other countries in which we and our affiliates will do business have changed and could further change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition, and results of operations. For example, on July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”), was signed into law in the United States, which includes revisions to key business tax provisions such as the expansion of rules related to deductibility of executive compensation, the reinstatement of bonus depreciation deductions for qualified property, the restoration of EBITDA-based business interest expense limitation and the implementation of changes relating to the computation of certain taxes in respect of non-US activities. The U.S. government may also enact significant new changes to trade policies and tariffs with respect to countries where we or our customers operate, which could have a material and adverse effect on our business, results of operations and financial condition.

In addition, the OECD has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us. In June 2025, the G7 and the U.S. Department of the Treasury issued a statement that outlined a shared understanding to exclude U.S. parented groups from certain aspects of the Pillar Two minimum global tax principles (the “G7 Statement”). We will continue to monitor developments related to the G7 Statement, which has not yet been incorporated into the OECD framework. We cannot predict whether any governmental body will enact new tax legislation (including increases to tax rates), whether any tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any additional guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. Changes to existing laws and regulations could adversely affect our business, results of operations, and financial condition.

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

We have to manage actual and potential internal conflicts of interest in our business due to the breadth and scale of our platform. Different parts of our business may have actual or potential conflicts of interest with each other, including our media production, events production, owned sports properties, partnerships, and content development businesses. Although we attempt to manage these conflicts appropriately, any failure to adequately address or manage internal conflicts of interest could adversely affect our reputation, and the willingness of third parties to work with us may be affected if we fail, or appear to fail, to deal appropriately with actual or perceived internal conflicts of interest, which could have an adverse effect on our business, financial condition, and results of operations. For more information regarding potential conflicts of interest related to our status as a “controlled company,” see “—We are currently controlled by Silver Lake through its ownership and control of Endeavor. The interests of Endeavor or Silver Lake may differ from the interests of other stockholders of TKO Group Holdings.”

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

We currently, and may in the future, share control in joint venture projects, other investments, and strategic alliances, which will limit our ability to manage third-party risks associated with these projects.

We participate in, and may in the future enter into, joint ventures, other non-controlling investments, and strategic alliances, such as Zuffa Boxing, our joint venture with Sela Company. In these joint ventures, investments, and strategic alliances, we may have shared control over the operation of the assets and businesses. As a result, such investments and strategic alliances may involve risks such as the possibility that a partner in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our partners, or our partners could take binding actions without our consent. Consequently, actions by a partner or other third party could expose us to claims for damages, financial penalties, additional capital contributions, and reputational harm, any of which could have an adverse effect on our business, financial condition, and results of operations.

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

We, as with other companies, may face scrutiny related to our environmental, social and governance (“ESG”) practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups. With this focus, public reporting regarding ESG practices may be more broadly expected. While we may at times engage in voluntary initiatives, such initiatives may be costly and may not have the desired effect. For example, we may not ultimately be able to achieve any initiatives or commitments we undertake due to cost, technological constraints, or other factors outside of our control. Moreover, actions or statements that we may take based on expectations or assumptions that we believe to be reasonable at the time made may subsequently be determined to be erroneous or be subject to misinterpretation. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our business, brand or reputation may be negatively impacted and subject to investor or regulator engagement regarding such matters. Furthermore, some market participants, including major institutional investors, may also use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. Both advocates and opponents to certain ESG practices are also resorting to a range of activism forms, including media campaigns, shareholder activism, investigations, and litigation, to advance their perspectives. There has also been an increase in litigation alleging that corporate diversity, equity and inclusion programs may discriminate against certain individuals or groups. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. In addition, new sustainability-related rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. For example, we and/or our subsidiaries may be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California and other U.S. states, among other regulations or requirements. Alternatively, certain anti-ESG advocates have brought legal challenges regarding corporate climate initiatives and commitments. Operating in more than one jurisdiction may accordingly make our compliance with any applicable ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also cause additional impacts on our business, financial condition, or results of operations.

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

Our cybersecurity risk management program is integrated into our overall risk management program and is designed to share common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas. We have a cross-functional team composed of TKO's senior IT, cybersecurity and compliance leadership that typically meets on a monthly basis to discuss efforts to identify new or prospective risks, mitigate previously identified risks, and discuss recent cybersecurity events. This cross-functional team reports into an executive steering committee comprised of senior enterprise leadership which meets, at a minimum, quarterly.

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

Separately, employees are trained to promptly report any suspicious behavior or events to the Company’s Core Security Incident Response team. This team includes IT, legal, cybersecurity, compliance, and risk management team members. The core team oversees the investigation and handling of all reported incidents (which incidents are tracked in real time). If the core team determines that the reported event could potentially impact personally identifiable information processed by the Company, confidential/proprietary information or cause a financial loss, the core team reports the matter to TKO’s Cybersecurity Executive Steering Committee, which includes TKO’s Chief Administrative Officer, Chief Legal Officer, Chief Financial Officer, Deputy Chief Financial Officer, Chief Accounting Officer, Deputy General Counsel, Head of Litigation, Corporate Secretary, Head of Investor Relations, Chief Information Officer, Head of Internal Audit, SVP, Head of Compliance & Privacy, Global Head of Cybersecurity, Head of Corporate Security and Chief Communications Officer. Reported events that may cause a financial loss are also reported to the legal department’s fraud investigation team. The Cybersecurity Executive Steering Committee is charged with managing the Core Security Incident Response Team and determining whether any disclosures may be required as a result of the reported event.

Key elements of our cybersecurity risk management program, thus, include, but are not limited to:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a written cybersecurity incident response plan;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our personnel, including incident response personnel, and senior management not less often than once per calendar year;
•
phishing simulations at regular intervals (not less than quarterly) to all users of the Company’s email system; and
•
a third-party risk management process for key service providers which connect to our IT systems or process data on our behalf based on our assessment of their criticality to our operations and respective risk profiles. This risk management process is designed to review the cybersecurity protocols, policies and preparedness of any vendor that processes personally identifiable information for the Company or the Company’s confidential or proprietary information or otherwise is connected to any Company IT infrastructure before entering an agreement with such vendor and/or at least every 18 months thereafter. Such reviews consist of reviewing SOC2 Type II reports for vendors which maintain them or, for those that don’t, a review of the vendor’s responses to a detailed questionnaire. Upon a review of such responses, the Company’s cybersecurity team may propose remediation measures (which are set forth in the contractual obligations to be agreed upon by the vendor).

Our continually evolving cybersecurity strategies are informed by multiple threat intelligence resources, the status of ongoing remediation plans, and technical developments. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A. “Risk Factors – Risks Related to Our Business — Failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of the Board (the “Audit Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from management on our cybersecurity risks, and also receives, at least annually, a detailed briefing from management on our cyber risk management program’s status including all strategic initiatives. In addition, management updates the Audit Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant, consistent with written escalation protocols. The Audit Committee members also receive presentations on cybersecurity topics from TKO's Chief Information Officer and SVP, Global Privacy & Cybersecurity, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. The full Board receives regular updates regarding the Audit Committee’s activities.

Our management team, including TKO’s Chief Information Officer and SVP, Head of Compliance & Privacy, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Information Officer is responsible for implementation and enforcement of written information security policies. The Chief Information Officer has designated leaders, including the SVP, Head of Compliance & Privacy, to be responsible for overall management of the information security management program, including developing and operating within defined global information security controls designed to protect our IT systems, selecting and supervising retained cybersecurity consultants, and working with Legal, Compliance, and Human Resources personnel to develop and launch appropriate information security training of our workforce. Our management team has decades of experience leading and managing cybersecurity teams as well as professional credentials in cybersecurity and data privacy. In 2025, TKO’s SVP, Head of Compliance & Privacy, led a team of two dedicated privacy professionals in the TKO Legal department. TKO’s Head of Compliance & Privacy has previously served as the general counsel of a publicly traded company, led corporate privacy functions for several publicly traded companies, and been a Certified Information Privacy Professional (US) since 2015. TKO’s Chief Information Officer has decades of experience leading digital transformation and cybersecurity programs and initiatives across a variety of industries.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties

The following table sets forth the location, use and ownership or leasehold interest in various significant facilities as of December 31, 2025. The leases referenced below expire at various times through 2050, subject to renewal and early termination options. We consider each of these properties to be in good condition, adequate for its purpose and our current needs, and suitably utilized according to the individual nature and requirements of the relevant operations.

Location	Use	Segments	Owned/ Leased
200 Fifth Avenue, New York, New York	Corporate offices	Corporate	Leased
10250 Constellation Boulevard, Suite 1640, Los Angeles, California	Corporate offices	WWE; Corporate	Leased
345 Ely Avenue, Norwalk, Connecticut	Warehouse	WWE	Leased
677 and 707 Washington Boulevard, Stamford, Connecticut	Corporate offices, WWE headquarters and media production center and studio	WWE; Corporate	Leased
6650 S. Torrey Pines Drive, Las Vegas, Nevada	UFC headquarters and Performance Institute	UFC; Corporate	Owned
5 Longwalk Road, Hayes, Uxbridge, London, England	IMG studios	IMG	Leased
6650 El Camino Road, Las Vegas, Nevada	Media production center and studio	UFC	Owned
1376 West Nanjing Road, Shanghai Centre, Level 7, Suite #732, Shanghai, China	UFC Performance Institute	UFC	Leased
Bahía de Todos Los Santos 157, Col. Verónica Anzures, Alc. Miguel Hidalgo, C.P. 11300, Mexico City, Mexico	UFC Performance Institute	UFC	Leased

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

Holders

As of January 30, 2026, there were 5,984 holders of record of our outstanding Class A common stock and four holders of our outstanding Class B common stock. These numbers do not include those who hold in “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

In October 2024, the Company announced that the Board had approved a quarterly cash dividend program pursuant to which holders of TKO's Class A common stock would receive their pro rata share of approximately $75 million in quarterly distributions to be made by TKO OpCo. This amount was increased to $150 million as of September 2025. No dividends are declared or paid on the Company’s Class B common stock, which does not have economic rights.

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

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of Class A common stock of the Company made during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands) (1) (3)
October 1, 2025 to October 31, 2025	—	—	—	$1,173,851
November 1, 2025 to November 30, 2025	1,155,605	$189.27	1,155,605	$1,155,155
December 1, 2025 to December 31, 2025	109,160	$201.55	109,160	$1,133,154
Total	1,264,765		1,264,765
(1)
Includes shares of our Class A common stock (i) delivered as final settlement of the ASR Agreement and (ii) repurchased under the 10b5-1 Plan (as defined below), in each case in connection with our previously announced $2 billion share repurchase program.
(2)
Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes. On completion of the ASR Agreement on November 18, 2025, the Company received a final delivery of 1,053,960 shares of Class A common stock, in addition to the initial delivery of 3,161,430 shares on September 16, 2025. The final number of shares delivered upon settlement of the $800.0 million ASR Agreement was determined based on the volume-weighted average price of $189.78 per share of the Company’s Class A common stock during the term of the agreement, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. On November 18, 2025, we began conducting repurchases under a Rule 10b5-1 trading plan, which provides for the repurchase of up to $174 million of our outstanding Class A common stock (the "10b5-1 Plan"). The 10b5-1 Plan will remain in effect until the earliest of (i) February 26, 2026, (ii) the date all shares have been repurchased, or (iii) its termination pursuant to its terms.

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

Stock Performance Graph

The following graph illustrates the total return from September 12, 2023 (the date our Class A common stock began trading on NYSE) through December 31, 2025, for (i) our Class A common stock, (ii) the S&P MidCap 400 Index, and (iii) the S&P 1500 Media and Entertainment Industry Group Index. The graph assumes that $100 was invested on September 12, 2023 in each of our Class A common stock, the S&P MidCap 400 Index, and the S&P 1500 Media and Entertainment Industry Group Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Total Return Performance
250
200
150
100
50
Index Value
TKO Group Holdings, Inc.
S&P 400 Index
S&P 1500 Media & Entertainment Index
09/12/23
12/31/23
12/31/24
12/31/25

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth in our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

On February 28, 2025, TKO OpCo, a Delaware limited liability company, and TKO, a Delaware corporation (together with TKO OpCo, the “TKO Parties”), completed the Endeavor Asset Acquisition, acquiring the IMG business, including certain businesses operating under the IMG brand, On Location, and Professional Bull Riders (“PBR”) (collectively, the "Acquired Businesses"), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”).

The historical financial data discussed below reflects our historical results of operations and financial position inclusive of the historical results of operations and financial position of the Acquired Businesses which were acquired in a common control acquisition on February 28, 2025; refer to our Form 8-Ks filed on February 28, 2025 and May 8, 2025 for further details. The historical financial data included in the discussion below reflects our historical results of operations and financial position and relates to periods prior to the closing of the TKO Transactions.

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

The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2025 and 2024. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2024 and 2023 is set forth in Exhibit 99.1, titled, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed with our Current Report on Form 8-K for the year ended December 31, 2024, filed with the SEC on May 8, 2025.

Overview

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment companies. The Company monetizes its brands through four principal activities: (i) Media rights, production and content, (ii) Live events and hospitality, (iii) Partnerships and marketing, and (iv) Consumer products licensing.

TKO was formed through the combination of Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC) which owns and operates the Ultimate Fighting Championship (“UFC”), a preeminent combat sports brand, and World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC) (“WWE”), a renowned sports entertainment business (the "TKO Transactions"). The TKO Transactions unite two complementary sports and sports entertainment properties in a single company. For additional information regarding the terms of the TKO Transactions, see Note 4, Acquisition of WWE, to our audited consolidated financial statements included in this Annual Report.

Endeavor Asset Acquisition

In connection with the Endeavor Asset Acquisition Agreement, the TKO Parties acquired the Acquired Businesses for total consideration of approximately $3.25 billion plus a $50 million purchase price adjustment (based on the volume-weighted average sales price of TKO Class A common stock for the twenty five trading days ending on October 23, 2024). The EGH Parties received approximately 26.54 million common units of TKO OpCo and subscribed for an equivalent number of corresponding shares of TKO’s Class B common stock.

With respect to the historical financial data of the Acquired Businesses for the periods prior to the completion of the Endeavor Asset Acquisition, the historical financial data has been derived from the combined financial statements and accounting records of Endeavor Group Holdings, Inc. and were prepared on a standalone basis in accordance with U.S. generally accepted accounting principles ("GAAP") and may not be indicative of what they would have been had the Acquired Businesses been independent standalone companies, nor are they necessarily indicative of the Acquired Businesses’ future financial data.

With respect to the historical combined balance sheets of the Company, they include Endeavor Group Holdings, Inc.'s consolidated assets and liabilities that are specifically identifiable or otherwise attributable to the Acquired Businesses, including subsidiaries and/or joint ventures relating to the Acquired Businesses in which Endeavor Group Holdings, Inc. had a controlling financial interest. The assets, liabilities, revenue and expenses of the Acquired Businesses have been reflected in these combined financial statements on a historical cost basis, as included in the consolidated financial statements of Endeavor Group Holdings, Inc., using the historical accounting policies applied by Endeavor Group Holdings, Inc. Cash and cash equivalents held by EGH at the corporate level were not attributable to the Acquired Businesses for any of the periods presented due to Endeavor Group Holdings, Inc’s centralized approach to cash management and the financing of its operations. Only cash amounts held by entities for which the Acquired Businesses have legal title are reflected in the combined balance sheets. Transfers of cash, both to and from Endeavor Group Holdings, Inc.’s centralized cash management system, are reflected as a component of net parent investment in the combined balance sheets and as financing activities in the accompanying combined statements of cash flows for the recast periods prior to the TKO formation on September 12, 2023. Endeavor Group Holdings, Inc.’s debt on a consolidated basis was not attributed to the Acquired Businesses for any of the periods presented because Endeavor Group Holdings, Inc.’s borrowings are not the legal obligation of the Acquired Businesses.

With respect to the historical combined financial statements of the Company, they include all revenues and costs directly attributable to the Acquired Businesses and reflect allocations of certain Endeavor Group Holdings, Inc.'s corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount and gross profit, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Acquired Businesses during the periods presented. The allocations may not, however, reflect the expense the Acquired Businesses would have incurred as standalone companies for the periods presented. These costs also may not be indicative of the expenses that the Acquired Businesses will incur in the future or would have incurred if the Acquired Businesses had obtained these services from a third party.

Accordingly, as discussed above, the historical financial data presented within this discussion and analysis of our financial condition and results of operations includes the consolidated historical financial data of TKO and the Acquired Businesses for all periods presented.

Segments

As of December 31, 2025, we operated our business under three reportable segments, UFC, WWE and IMG. In addition, we also report results for the “Corporate and Other” group, which incurs revenue and expenses that are not allocated to the business segments. Refer to Note 19, Segment Information, within the audited consolidated financial statements included elsewhere within this Annual Report.

UFC

The UFC segment reflects the business operations of UFC. Revenue from our UFC segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; partnerships and marketing; and consumer products licensing agreements of UFC-branded products.

WWE

The WWE segment reflects the business operations of WWE. Revenue from our WWE segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and site fees associated with the business’s global live events; partnerships and marketing; and consumer products licensing agreements of WWE-branded products.

IMG

The IMG segment reflects the operations of the following businesses:

•
The IMG business is a leading global sports marketing company, specializing in media rights management and sales, multi-channel content production and distribution, brand partnerships, strategic consulting, digital services, and event management.
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

Revenue from our Corporate and Other group principally consists of media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer products licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing.

General and administrative expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance and accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support all reportable segments. Corporate and Other expenses also include service fees paid by the Company to Endeavor Group Holdings, Inc. under the Services Agreement, inclusive of fees paid for revenue producing services related to the segments. On the closing date of the Endeavor Asset Acquisition, the Services Agreement between Endeavor Group Holdings, Inc. and TKO OpCo was terminated and the Transition Services Agreement was entered into between the EGH Parties, TWI and the TKO Parties.

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

Provision for Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. ultimately controls the business affairs of TKO OpCo. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes. TKO OpCo’s U.S. subsidiaries are subject to withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. TKO OpCo is subject to entity-level income taxes in certain U.S. state and local jurisdictions. For the periods prior to the Endeavor Asset Acquisition, the Acquired Businesses primarily consisted of U.S. flow through entities that are not themselves subject to U.S. federal income taxes as well as some foreign subsidiaries and U.S. regarded corporations subject to entity level taxes. Income taxes related to the Acquired Businesses reflected in the consolidated tax provision are attributable to U.S. regarded entities and foreign entities subject to tax in their respective jurisdictions.

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the years ended December 31, 2025 and 2024. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Year Ended December 31,
(in millions)	2025	2024
Revenue	$4,735.2	$4,884.2
Operating expenses:
Direct operating costs	1,903.2	2,623.9
Selling, general and administrative expenses	1,512.0	1,771.5
Depreciation and amortization	485.0	457.9
Total operating expenses	3,900.2	4,853.3
Operating income	835.0	30.9
Other expenses:
Interest expense, net	(202.7)	(235.8)
Other expense, net	(25.7)	(5.4)
Income (loss) before income taxes and equity losses of affiliates	606.6	(210.3)
Provision for income taxes	73.8	37.3
Income (loss) before equity losses of affiliates	532.8	(247.6)
Equity income of affiliates, net of tax	(13.4)	(1.8)
Net income (loss)	546.2	(245.8)
Less: Net income (loss) attributable to non-controlling interests	350.8	(255.1)
Net income attributable to TKO Group Holdings, Inc.	$195.4	$9.3

Revenue

Revenue decreased by $149.0 million, or 3%, to $4,735.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

•
UFC revenue increased by $96.0 million, or 7%. This increase was primarily due to $62.9 million of higher partnerships revenue from new sponsors and increases in fees from renewals. Additionally, UFC generated $28.3 million of increased media rights, production and content revenue from higher media rights fees resulting from increases in contractual revenues, partially offset by a year-over-year shift in event mix featuring one fewer numbered event despite the same total event count. This increase was also driven by $12.5 million of greater live event revenue driven by higher site fee revenue associated with certain international events, including Fight Night events held in Baku, Azerbaijan and Doha, Qatar, partially offset by lower ticket sales revenue driven by holding one less numbered event as well as the impact of UFC 306 in the prior year, which was a marquee event at Sphere in Las Vegas. These revenue stream increases were partially offset by a decrease of $7.7 million in consumer products licensing revenue from lower royalties on UFC-branded products compared to the prior year.
•
WWE revenue increased by $311.3 million, or 22%. This increase was primarily due to $135.1 million of higher media rights, production and content revenue associated with media rights fees for Raw, SmackDown and NXT, which was attributable to the new global content distribution agreement with Netflix that became effective in January 2025 and the expansion of WWE’s SmackDown programming, as well as rights fees associated with WWE’s premium live events, including the new content distribution agreement with ESPN that became effective in September 2025. This increase was also driven by $76.6 million of higher partnerships revenue from new sponsors and increases in fees from renewals, as well as $74.3 million of increased live event revenue, which was the result of higher ticket sales revenue, driven by WrestleMania 41 in Las Vegas and the first ever two-night SummerSlam in New Jersey. Additionally, WWE generated $25.3 million of increased consumer products licensing revenue related to the sale of WWE-branded products, including video games, merchandise and toys sales, compared to the prior year.

•
IMG segment revenue decreased by $602.9 million, or 31%. This decrease was primarily attributable to a $555.1 million decline in On Location revenue as the prior year included hospitality related revenues generated from the 2024 Paris Olympics. The decline in On Location revenue was also due to lower hospitality sales primarily driven by less favorable locations related to the Super Bowl and collegiate Bowl Games compared to the prior year. Additionally, lower revenues of $47.8 million from the IMG business were driven by a reduction in media rights revenue primarily from no longer having rights to the FA Cup, as these rights did not transfer to the Company pursuant to the Endeavor Asset Acquisition Agreement, as well as the biennial timing of the Arabian Gulf Cup. This reduction was partially offset by higher revenue associated with new production agreements, most notably Saudi Pro League, as well as media rights commissions related to the Canelo vs. Crawford boxing event.
•
Corporate and Other revenue increased by $28.8 million, or 17%, driven by $29.0 million of higher management and promotional fees for services primarily related to boxing. PBR revenue remained relatively flat as higher partnerships and live event revenue was mostly offset by a decline in media rights revenue.

Direct Operating Costs

Direct operating costs decreased by $720.7 million, or 27%, to $1,903.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

•
UFC direct operating costs increased by $3.0 million, or 1%. This increase was primarily due to $17.1 million of higher variable costs of revenue, including commissions and other event-related costs. These increases were partially offset by $15.8 million of lower production and athlete costs driven by holding one less numbered event as well as the impact of UFC 306 in the prior year, which was a marquee event at Sphere in Las Vegas.
•
WWE direct operating costs increased by $48.6 million, or 11%. This increase was primarily driven by $57.5 million of higher talent and production costs associated with WWE's weekly television programming and premium live events, from holding more premium live events, including WrestleMania 41 in Las Vegas, the first ever two-night SummerSlam in New Jersey and Wrestlepalooza in Indianapolis to kick-off our distribution agreement with ESPN, as well as more televised events, including Saturday Night's Main Event, compared to the prior year. These increases were partially offset by $9.7 million of lower other direct operating costs, including lower commissions and credit card fees associated with the transition of media content to new partners.
•
IMG segment direct operating costs decreased by $764.2 million, or 46%. This decrease was primarily driven by a $683.5 million decline from On Location, largely related to the impact of the 2024 Paris Olympics being included in prior year results, coupled with decreased event-related costs primarily from fewer hospitality sales associated with less favorable locations related to the Super Bowl and collegiate Bowl Games compared to the prior year. Additionally, lower costs of $80.7 million from the IMG business was primarily due to lower media rights fees associated with no longer having rights to the FA Cup as well as the biennial timing of the Arabian Gulf Cup.
•
Corporate and Other direct operating costs decreased by $10.3 million, or 7%. This decrease was primarily driven by service fees paid to EGH in the prior year for various operational functions that support revenue generating activities pursuant to the Services Agreement. The Services Agreement was terminated during the first quarter of 2025. Additionally, lower costs of $4.6 million from PBR were primarily driven by lower rider and marketing costs compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $259.5 million, or 15%, to $1,512.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

•
UFC selling, general and administrative expenses increased by $55.5 million, or 29%. This increase was primarily driven by $51.6 million of higher personnel and travel costs compared to the prior year.
•
WWE selling, general and administrative expenses decreased by $12.6 million, or 4%. The prior year included an impairment charge of $27.9 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell, as described in Note 5, Supplementary Data, to our audited consolidated financial statements included in this Annual Report, partially offset by $20.6 million of higher travel and personnel costs compared to the prior year.

•
IMG segment selling, general, and administrative expenses decreased by $32.7 million, or 8%. This decrease was primarily driven by the impact of the 2024 Paris Olympics included in the prior year results as well as the impact of cost reduction initiatives in connection with the Endeavor Asset Acquisition.
•
Corporate and Other selling, general and administrative expenses decreased by $285.5 million, or 33%. This decrease was primarily driven by lower legal and professional costs of $365.2 million, of which $375.0 million was due to charges recorded in the prior year associated with the legal settlement of the UFC antitrust lawsuit, as well as the impact of $92.5 million of lower corporate allocated costs from EGH to the Acquired Businesses. The decrease in service fees paid to EGH under the Services Agreement were mostly offset by fees paid under the Transition Services Agreement. These declines were partially offset by $141.7 million of higher cost of personnel and other operating expenses, as well as $30.5 million of professional fees associated with strategic transactions, primarily the Endeavor Asset Acquisition, compared to the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $27.1 million, or 6%. This increase was primarily driven by an $80.1 million acceleration of expenses for WWE customer relationship assets following the modification of a related media revenue arrangement, partially offset by a decline of $50.4 million of expenses associated with certain WWE intangible assets that became fully amortized during the third quarter of 2024.

Interest Expense, Net

Interest expense, net decreased by $33.1 million, or 14%. This decrease was primarily driven by the Credit Facilities refinancing transactions in November 2024 and September 2025 that resulted in term loans with a lower spread interest rate and the decline in SOFR over the period, partially offset by incremental interest expense from a $1.0 billion increase in the principal balance of our term loan resulting from the September 2025 refinancing transaction.

Other (expense) income, net

Other expense, net for the years ended December 31, 2025 and 2024 includes net losses on foreign exchange transactions. Other expense, net for the year ended December 31, 2025 also includes a net loss of $9.6 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building.

Provision for Income Taxes

For the year ended December 31, 2025, TKO recorded a provision for income taxes of $73.8 million compared to a provision of $37.3 million for the year ended December 31, 2024. This change was primarily related to increased pretax income for the year ended December 31, 2025.

Equity earnings of affiliates, net of tax

Equity earnings of affiliates, net of tax for the years ended December 31, 2025 and 2024 reflects income of $13.4 million and $1.8 million, respectively, related to equity method investments.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests was income of $350.8 million and a loss of $255.1 million for the years ended December 31, 2025 and 2024, respectively. The change was primarily due to the change in the amount of reported net income for the year ended December 31, 2025 as compared to the reported net loss for the year ended December 31, 2024 as well as the impact of the Endeavor Asset Acquisition. See Note 11, Non-Controlling Interests, to our audited consolidated financial statements included in this Annual Report for further details on the effect of the Endeavor Asset Acquisition to this line item.

Segment Results of Operations

As described above, the following discussion and analysis of our financial condition and results of operations presents three reportable segments as of December 31, 2025: UFC, WWE and IMG, which were determined to be our reportable segments following the close of the Endeavor Asset Acquisition. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue:
UFC	$1,502.2	$1,406.2
WWE	1,709.4	1,398.1
IMG	1,367.3	1,970.2
Total revenue from reportable segments	4,578.9	4,774.5
Corporate and Other	199.1	170.3
Eliminations	(42.8)	(60.6)
Total revenue	$4,735.2	$4,884.2

	Year Ended December 31,
	2025	2024
Adjusted EBITDA:
UFC	$851.0	$801.0
WWE	896.5	681.1
IMG	160.0	(48.0)
Total Adjusted EBITDA from reportable segments	1,907.5	1,434.1
Corporate and Other	(322.2)	(352.2)
Total Adjusted EBITDA	$1,585.3	$1,081.9

UFC

The following table sets forth our UFC segment results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue
Media rights, production and content	$907.7	$879.4
Live events and hospitality	232.9	220.4
Partnerships and marketing	314.3	251.4
Consumer products licensing and other	47.3	55.0
Total Revenue	$1,502.2	$1,406.2

Direct operating costs	$433.2	$430.2
Selling, general and administrative expenses	$218.0	$175.0
Adjusted EBITDA	$851.0	$801.0
Adjusted EBITDA margin	57%	57%

UFC Operating Metrics
Number of events
Numbered events	13	14
Fight Nights	29	28
Total events	42	42

Location of events
United States	28	31
International	14	11
Total events	42	42

WWE

The following table sets forth our WWE segment results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue
Media rights, production and content	$1,000.6	$865.5
Live events and hospitality	412.8	338.5
Partnerships and marketing	159.6	83.0
Consumer products licensing and other	136.4	111.1
Total Revenue	$1,709.4	$1,398.1

Direct operating costs	$495.7	$426.9
Selling, general and administrative expenses	$317.2	$290.1
Adjusted EBITDA	$896.5	$681.1
Adjusted EBITDA margin	52%	49%

WWE Operating Metrics
Number of events
Premium live events	22	20
Televised events	167	150
Non-televised events	82	106
Total events	271	276

Location of events
United States	227	231
International	44	45
Total events	271	276

IMG

The following table sets forth our IMG segment results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue
Media rights, production and content	$672.8	$721.2
Live events and hospitality	611.3	1,156.8
Partnerships and marketing	69.0	73.3
Consumer products licensing and other	14.2	18.9
Total Revenue	$1,367.3	$1,970.2

Direct operating costs	$878.6	$1,644.2
Selling, general and administrative expenses	$328.7	$374.0
Adjusted EBITDA	$160.0	$(48.0)
Adjusted EBITDA margin	12%	(2)%

IMG Business Operating Metrics:
Number of clients with events (1)
Rights	128	137
Studios	141	135
Event management	51	45
Total	320	317

(1) Represents unique clients generating revenue in the period.

	Year Ended December 31,
On Location Operating Metrics (1)	2025		2024
	Number of Events	Packages Sold	Number of Events	Packages Sold
NFL	267	122,518	272	165,987
Collegiate Sports	68	127,613	115	143,521
Combat Sports	68	25,797	64	19,217
Other Sports	31	48,131	36	26,502

(1) On Location metrics do not include non-recurring events (e.g., Olympics).

Corporate and Other

Corporate and Other revenue primarily relates to media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer products licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing. Corporate and Other expenses relate to direct operating costs and general and administrative expenses attributable to PBR as well as general and administrative expenses largely related to corporate activities, including information technology, facilities, legal, human resources, finance and accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support each of the reportable segments. Corporate and Other expenses also include service fees paid by the Company to Endeavor related to corporate activities as well as revenue generating activities under the Services Agreement, prior to its termination on February 28, 2025. As discussed above, on the closing date of the Endeavor Asset Acquisition, the Services Agreement between TKO OpCo and Endeavor was terminated and a Transition Services Agreement has been entered into between the EGH Parties, TWI and the TKO Parties.

The following table sets forth results for Corporate and Other for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue	$199.1	$170.3
Adjusted EBITDA	$(322.2)	$(352.2)

The following table sets forth our operating metrics for PBR for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
PBR Operating Metrics:
Number of events:
Unleash The Beast ("UTB")	20	25
Teams	13	13
Velocity	41	39
Other	32	25
Total events	106	102

Location of events:
United States	91	89
International	15	13
Total events	106	102

Adjusted EBITDA increased by $30.0 million, or 9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily driven by the impact of $92.5 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses and $29.0 million of incremental revenue from higher management and promotional fees for services primarily related to boxing. These increases were partially offset by $91.5 million of higher cost of personnel and other operating expenses compared to the prior year.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Year Ended December 31,
	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$546.2	$(245.8)
Provision for income taxes	73.8	37.3
Interest expense, net	202.7	235.8
Depreciation and amortization	485.0	457.9
Equity-based compensation expense (1)	117.6	103.5
Merger, acquisition and earn-out costs (2)	51.7	21.2
Certain legal costs (3)	60.5	401.1
Restructuring, severance and impairment (4)	14.1	45.7
Debt transaction costs (5)	8.7	16.2
Foreign exchange losses and (gains) (6)	13.7	9.9
Other adjustments (7)	11.3	(0.9)
Total Adjusted EBITDA	$1,585.3	$1,081.9
Net income (loss) margin	12%	(5)%
Adjusted EBITDA margin	33%	22%

(1) Equity-based compensation represents non-cash compensation expense for awards issued under Endeavor’s 2021 Plan subsequent to its April 28, 2021 IPO, for the WWE Replacement Awards (as defined below) and for awards issued under the 2023 Incentive Award Plan. For the years ended December 31, 2025 and 2024, equity-based compensation expense includes $4.0 million and $17.7 million, respectively, related to services provided by an independent contractor in the WWE segment. For the year ended December 31, 2024, equity-based compensation expense related to the accelerated vesting of the WWE Replacement Awards was $3.3 million, associated with the workforce reduction of certain employees in the WWE segment and Corporate and Other.

(2) Includes (i) certain costs of professional advisors related to other strategic transactions, primarily the Endeavor Asset Acquisition, incurred during the years ended December 31, 2025 and 2024, and (ii) certain costs related to integration initiatives resulting from the Endeavor Asset Acquisition. Also includes fair value adjustments for contingent consideration liabilities associated with past acquisitions.

(3) Includes costs related to certain litigation matters including antitrust lawsuits for UFC and WWE matters where Mr. McMahon has agreed to make future payments to certain counterparties personally. For the year ended December 31, 2024, these costs include the legal settlement of the UFC antitrust lawsuit of $375.0 million, as described in Note 21, Commitments and Contingencies, to our audited consolidated financial statements in this Annual Report.

(4) Includes costs resulting from the Company’s cost reduction program during the years ended December 31, 2025 and 2024, as described in Note 17, Restructuring Charges, to our audited consolidated financial statements in this Annual Report. For the year December 31, 2025, the Company recognized impairment charges of $3.6 million within the IMG segment primarily related to the write-off of certain assets that are no longer in use. For the year ended December 31, 2024, the Company recorded impairment charges of $27.9 million as a result of reducing the carrying value of WWE assets held for sale to their fair value less cost to sell. Refer to Note 5, Supplementary Data, to our audited consolidated financial statements in this Annual Report, for further information.

(5) For the year ended December 31, 2025, the Company recognized $8.7 million of third-party transactions costs associated with the Company's debt refinancing transactions as described in Note 8, Debt.

(6) Includes gains and losses related to foreign exchange transactions.

(7) For the year ended December 31, 2025, other adjustments were comprised of a net loss of $9.6 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building. For the year ended December 31, 2024, other adjustments were comprised primarily of gains of approximately $3.2 million related to the change in the fair value of embedded foreign currency derivatives, partially offset by losses of $0.3 million related to the change in the fair value of forward exchange contracts and $1.1 million on the disposal of assets.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt, and are expected to be used to fund our capital return programs.

Credit Facilities

As of December 31, 2025 and 2024, the Company had $3.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement,” by and among Zuffa Guarantor, LLC (now known as "TKO Guarantor, LLC" or "TKO Guarantor"), UFC Holdings, LLC (now known as "TKO Worldwide Holdings, LLC" or "TKO Worldwide Holdings"), as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which was entered into in connection with the acquisition of Zuffa by Endeavor in 2016. TKO OpCo and TKO are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor and UFC Holdings.

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

The New Term Loans accrue interest, at the option of the borrower, at either (a) Term SOFR plus 2.00% (with a SOFR floor of 0.00%) or (b) the Alternate Base Rate (“ABR”) plus 1.00% (with an ABR floor of 1.00%). The New Term Loans' interest rate totaled 5.87% as of December 31, 2025. The New Term Loans have the same amortization schedule as the Existing Term Loans and collectively amortizes in equal quarterly installments and matures on November 21, 2031.

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

As of December 31, 2025 and December 31, 2024, there was no outstanding balance under the Revolving Credit Facility.

The First Lien Credit Agreement contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. The Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the Revolving Credit Facility is (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the Revolving Credit Facility. This covenant did not apply as of December 31, 2025, as the Company had no borrowings outstanding under the Revolving Credit Facility.

TKO Worldwide Holdings had outstanding letters of credit of $1.1 million as of December 31, 2025 and none as of December 31, 2024.

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

Other Secured Loans

As of December 31, 2025 and 2024, the Company had $63.1 million and $30.3 million, respectively, of other secured loans outstanding, which were entered to finance the purchase of certain assets. These loans are secured by the underlying assets of the Company and bear interest at rates ranging from SOFR plus 1.70% to SOFR plus 2.25%. Principal amortization is payable in monthly installments with any remaining balance payable on the final maturity dates of November 1, 2028 and January 1, 2031.

One of the Company’s other secured loans contains a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no less than 1.15-to-1 as measured on an annual basis. As of December 31, 2025 and 2024, the Company was in compliance with its financial debt covenant under this secured loan.

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

In September 2025, the Company's board of directors authorized an increase to the quarterly cash dividend from $0.38 per share to $0.76 per share starting with third quarter 2025 dividend payment. Under the upsized quarterly cash dividend program, TKO's Class A common stockholders will receive their pro rata share of approximately $150.0 million to be made by TKO OpCo. TKO OpCo made distributions of $150.7 million and $151.3 million on September 30, 2025 and December 30, 2025, respectively, under the cash dividend program.

In September 2025, the Company repurchased approximately $26.1 million of its outstanding Class A common stock under a privately negotiated transaction. Additionally, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") to repurchase $800.0 million of its outstanding Class A common stock, which was completed in November 2025. The Company also entered into a 10b5-1 trading plan for the repurchase of up to $174.0 million of its outstanding Class A common stock (the "10b5-1 Plan"), which commenced immediately following the completion of the ASR Agreement. The Company repurchased $40.7 million of its outstanding Class A common stock under the 10b5-1 Plan during the fourth quarter of 2025. These share repurchase transactions are being completed under the Company's previously announced $2.0 billion share repurchase authorization. The Company will determine at its discretion, the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors.

Repurchases under the share repurchase program may be made in the open market, through accelerated share repurchase agreements, in privately negotiated transactions or otherwise, and we are not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within the next two years and may be modified, suspended, or discontinued at any time.

Future declarations of quarterly dividends are subject to our determination and discretion based on our consideration of various factors, such as our results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in its debt agreements and legal requirements and other factors that we deem relevant.

Cash Flows Overview

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$1,285.7	$586.1
Net cash used in investing activities	$(146.9)	$(117.2)
Net cash used in financing activities	$(635.7)	$(155.0)

Operating activities increased from $586.1 million of cash provided in the year ended December 31, 2024 to $1,285.7 million of cash provided in the year ended December 31, 2025. Cash provided in the year ended December 31, 2025 was primarily due to net income for the period of $546.2 million, which included certain non-cash items, including depreciation and amortization of $485.0 million and equity-based compensation of $117.6 million, as well as an increase in restricted cash of $296.6 million related to On Location for the FIFA World Cup 26. This increase was partially offset by a decline in accounts payable and accrued liabilities primarily driven by the $250.0 million payments under the settlement agreement in the UFC antitrust lawsuits. Cash provided in the year ended

December 31, 2024 was primarily due to net loss for the period of $245.8 million, which included certain non-cash items, including depreciation and amortization of $457.9 million and equity-based compensation of $103.5 million, as well as decreases in deferred costs of $367.0 million due to the 2024 Paris Olympics, Super Bowl and other events occurring during the period, and an increase in accounts payable and accrued liabilities of $308.4 million driven by the settlement agreement in the UFC antitrust lawsuit and the timing of bonus payments. This increase was partially offset by an increase in other non-current assets of $255.5 million due to FIFA costs and deferred media rights costs, as well as a decrease in deferred revenue of $258.1 million due to the 2024 Paris Olympics, Super Bowl and other events occurring during the period.

Investing activities increased from $117.2 million of cash used in the year ended December 31, 2024 to $146.9 million of cash used in the year ended December 31, 2025. Cash used in the year ended December 31, 2025 primarily reflects payments for property, buildings and equipment of $127.0 million, investments in affiliates of $30.7 million and acquisitions of $8.7 million, partially offset by infrastructure improvement incentives received of $11.7 million and proceeds from the sale of assets of $5.8 million. Cash used in the year ended December 31, 2024 primarily reflects payments of $118.8 million for property, buildings and equipment and investments in affiliates of $35.1 million. These payments were partially offset by proceeds of $28.4 million primarily related to the sale of WWE's owned properties in Stamford, Connecticut, as well as infrastructure improvement incentives received of $11.0 million.

Financing activities increased from $155.0 million of cash used in the year ended December 31, 2024 to $635.7 million of cash used in the year ended December 31, 2025. Cash used in the year ended December 31, 2025 primarily reflects payments for share repurchases of $866.8 million, distributions to EGH and its subsidiaries of $455.6 million, dividends paid to holders of TKO Class A common stock of $185.2 million, net transfers to EGH of $122.5 million and net payments on debt of $70.4 million. These payments were partially offset by net proceeds of $1.0 billion received from the upsizing of the Company's existing first lien term loan in September 2025 and contributions of $26.5 million from EGH in connection with the Endeavor Asset Acquisition. Cash used in the year ended December 31, 2024 primarily reflects share repurchases of $165.0 million, partially offset by net transfers from EGH of $12.3 million.

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

Material Cash Requirements Related to Contractual Obligations, Commitments and Contingencies

Our material cash requirements from known contractual and other obligations primarily relate to our debt, leases and service contracts, and they include the following:

Debt

As of December 31, 2025, we had outstanding term loans with an aggregate principal amount of $3.7 billion, of which $37.4 million is due for repayment within the twelve-month period ending December 31, 2026. The term loans are due in November 2031, with quarterly principal repayments and the balance due at maturity. Future variable rate interest payments, calculated based on the interest rate as of December 31, 2025 and the loans' scheduled maturity, totaled approximately $1.3 billion, including approximately $226.7 million due on or prior to December 31, 2026. See Note 8, Debt, in our audited consolidated financial statements included elsewhere in this Annual Report for further detail.

Leases

Our operating and finance leases, primarily for office facilities, equipment and vehicles, feature varying lease terms and may include provisions for rent escalations or lease concessions. As of December 31, 2025, our total undiscounted fixed lease payment obligations related to our operating and finance leases amounted to $622.7 million, with $60.6 million due within the twelve month period ending December 31, 2026. The total lease payment obligation incorporates $335.0 million in finance lease payments related to options to extend the lease on WWE’s global headquarters, which are reasonably certain of being exercised. See Note 20, Leases, to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.

Service contracts and commitments

We have certain financial commitments primarily consisting of long-term commercial partnerships with professional sports leagues and federations, alongside various other service contracts with vendors related to events and media rights. As of December 31, 2025, our total payment obligations under these commitments were approximately $1,806.4 million, with $434.4 million due within the twelve month period ending December 31, 2026.

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

Arrangements with Multiple Performance Obligations

We have various types of contracts with multiple performance obligations, including multi-year partnerships and media rights agreements. The transaction price in these types of contracts is allocated on a relative standalone selling price basis. We typically determine the standalone selling price of individual performance obligations based on management estimates, unless standalone selling prices are observable through past transactions. Estimates used to determine a performance obligation’s standalone selling price impact the amount and timing of revenue recognized, but not the total amount of revenue to be recognized under the arrangement.

Principal versus Agent

We enter into many arrangements that require management to determine whether we are acting as a principal or an agent. This determination involves judgment and requires evaluation as to whether the Company controls the goods or services before they are transferred to the customer. As part of this analysis, the Company considers whether we are primarily responsible for fulfillment of the promise to provide the specified service, have inventory risk and have discretion in establishing prices. For events, this determination is primarily based on whether we own and control the event. For bundled experience packages, including those sold by third parties, the determination is primarily based on whether we have control over the elements of the package including inventory risk and setting pricing with customers. For media rights distribution, this determination is primarily based on whether we have control over the media rights including inventory risk and setting pricing with customers. If our determinations were to change, the amounts of our revenue and operating expenses may be different.

Timing of Recognition

Media Rights, Production and Content

Broadcast and streaming rights fees received from distributors of our live event and television programming, both domestic and internationally, are recorded when the live event or program has been delivered and is available for distribution. Commission revenue from our IMG business' distribution and sales arrangements for media and broadcast rights on behalf of clients is recognized when the underlying content becomes available for view or telecast and has been accepted by the customer. Certain of our media rights are typically sold in multi-year arrangements and are generally comprised of multiple performance obligations that involve the allocation of transaction price based on the relative standalone selling price of each performance obligation. TKO uses its estimate of standalone selling price to allocate transaction price. Any advance payments received from distributors are deferred upon collection and recognized into revenue as content is delivered.

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

UFC owns and operates its own over-the-top (“OTT”) platform UFC FIGHT PASS that engages customers through a subscription based model. Subscriptions are offered to customers for one-month, six-month and 12-month access to UFC FIGHT PASS. WWE distributes content in certain international markets through its platform WWE Network, which collects licensing fees from distribution partners and collects monthly subscription fees. Subscription revenue for UFC FIGHT PASS and WWE Network is recognized ratably over each paid monthly membership period and revenue is deferred for subscriptions paid in advance until earned. PBR owns and operates its own OTT platform, PBR Ride Pass, that engages customers through a monthly subscription-based model. Access to PBR Ride Pass is provided to subscribers and revenue is recognized ratably over each paid monthly membership period. Revenue for PBR Ride Pass is deferred for subscriptions paid in advance until earned. The Company recognizes revenue for PBR Ride Pass gross of third-party distributor fees as the Company is the principal in the arrangement.

Revenue from our IMG business' production services of live entertainment and sporting events is recognized at the time of the event on a per event basis. Revenue from production services of editorial video content is recognized when the content is delivered to and accepted by the customer and the license period begins. Customers for the Company’s production services include broadcast networks, sports federations and independent content producers.

Live Event and Hospitality

Live event revenue is generally recognized at the time that an event occurs. Advance ticket sales, participation entry fees, site fees, hospitality and VIP package sales and bundled experience packages are recorded as deferred revenue pending the event dates.

We earn revenue from events that we control in addition to providing event related services to events controlled by third parties. For controlled events (owned or licensed), revenue is generally recognized for each performance obligation over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the particular revenue source.

For event management related services to events in our On Location business, revenue is generally recognized over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the service. If such revenues were recognized based on another basis, or if we made different determinations about which method to apply to a given arrangement, the timing of our revenue and operating expenses may be different. For bundled experience packages, the Company recognizes revenue at the event dates when all of the package components have been delivered to the customer. The Company defers the revenue and cost of revenue on experience packages until the date of the event.

Partnerships and Marketing

Customer contracts for advertising and partnerships rights are generally comprised of multiple performance obligations that involve the allocation of the arrangement consideration to the underlying deliverables based upon their standalone selling price. We use an adjusted market assessment approach as our estimate of standalone selling price to allocate arrangement consideration as the performance obligations under customer contracts are infrequently sold on a standalone basis either by UFC, WWE or other third parties.

After allocating revenue to each performance obligation, we recognize partnership revenue when the promotional service is delivered. If our estimates of standalone selling prices were to change, the timing and amount of our revenue may be different.

Consumer Products Licensing and Other

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

Goodwill

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. We perform our goodwill impairment test at the reporting unit level, which is one level below the operating segment level. We have three operating and reportable segments, consistent with the way management makes decisions and allocates resources to the business, and we have five reporting units across these three segments.

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

If the carrying amount of a reporting unit exceeds its fair value, such excess is recognized as an impairment. For the year ended December 31, 2025, we performed a qualitative impairment test which resulted in no 2025 impairment charges.

In periods where we perform a quantitative impairment test, we utilize various estimates and assumptions that we believe are reasonable, but are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant customer losses, changes in spending levels of our existing customers or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.

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

Identifiable indefinite-lived intangible assets are tested annually for impairment as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of an indefinite-lived intangible may not be recoverable. We have the option to perform a qualitative assessment to determine if an impairment is "more likely than not" to have occurred. In the qualitative assessment, we must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset has a carrying amount that "more likely than not" exceeds its fair value. We must then conduct a quantitative analysis if we (1) determine that such an impairment is "more likely than not" to exist, or (2) forgo the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

For the year ended December 31, 2025, the Company performed a qualitative assessment and did not record any non-cash impairment charges to intangible assets.

Equity-Based Compensation

We grant equity awards to certain executives, directors, employees and service providers, which may be in the form of various equity-based awards such as restricted stock, restricted stock units and stock options.

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

WWE Replacement Awards

Pursuant to the Transaction Agreement, the Company converted each WWE equity award of restricted stock units (“RSUs”) and performance stock units (“PSUs”) held by WWE directors, officers and employees into TKO RSUs and PSUs of equal value and vesting conditions (with such performance vesting conditions equitably adjusted), respectively (the “WWE Replacement Awards”). The value of the WWE Replacement Awards was determined using the closing price of WWE Class A common stock, par value $0.01 per share (“WWE Class A common stock”), on the day immediately preceding the closing of the TKO Transactions. The portion of the WWE Replacement Awards issued in connection with the TKO Transactions that was associated with services rendered prior to the date of the TKO Transactions was included in the total consideration transferred.

With regards to the remaining unvested portion of the WWE Replacement Awards, equity-based compensation costs of RSUs are recognized over the total remaining service period on a straight-line basis with forfeitures recognized as they occur. RSUs have a service requirement and generally vest in equal annual installments over a three-year period. Unvested RSUs accrue dividend equivalents at the same rate as are paid on shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

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

EGH Replacement Awards

In connection with the Endeavor Asset Acquisition, each unvested EGH restricted stock unit held by an employee of the Acquired Businesses or independent contractor (i) outstanding as of the date of the Endeavor Asset Acquisition Agreement or (ii) granted thereafter in accordance with the Endeavor Asset Acquisition Agreement was assumed by TKO and substituted for 22% of a TKO restricted stock unit, subject to similar terms and conditions, pursuant to the terms of the Endeavor Asset Acquisition Agreement. EGH generally retained and remains liable for (i) all EGH performance stock units, (ii) all options to purchase EGH class A common stock, and (iii) all EGH restricted stock units held by Former Service Providers (as defined in the Endeavor Asset Acquisition Agreement) and phantom and cash-settled equity-based awards.

Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. ultimately controls the business affairs of TKO OpCo. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax, other than entity-level income taxes in certain U.S. state and local jurisdictions. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes, and TKO OpCo’s U.S. subsidiaries are subject to foreign withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. For the periods prior to the Endeavor Asset Acquisition, the Acquired Businesses primarily consisted of U.S. flow through entities that are not themselves subject to U.S. federal income taxes as well as some foreign subsidiaries and U.S. regarded corporations subject to entity level taxes. Income taxes related to the Acquired Businesses reflected in the consolidated tax provision are attributable to U.S. regarded entities and foreign entities subject to tax in their respective jurisdictions.

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

A minimum probability threshold for a tax position must be met before a financial statement benefit is recognized. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The tax benefits ultimately realized by us may differ from those recognized in our financial statements based on a number of factors, including our decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and our success in supporting its filing positions with taxing authorities. As a result of the Endeavor Asset Acquisition, a significant amount of unrecognized tax benefits conveyed to TKO are indemnified by Endeavor.

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

Business Combinations

We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any non-controlling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and non-controlling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives, among other items. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Non-Controlling Interests

Non-controlling interests in consolidated subsidiaries represent the component of common equity in consolidated subsidiaries held by third parties. Noncontrolling interests with redemption features, such as put options, that are redeemable outside of our control are considered redeemable non-controlling interests and are classified as temporary equity on the consolidated balance sheet. Redeemable non-controlling interests are recorded at the greater of carrying value, which is adjusted for the non-controlling interests’ share of net income or loss, or estimated redemption value at each reporting period. Estimating the fair value or other redemption value requires management to make significant estimates and assumptions specific to each non-controlling interest including revenue growth, profit margins, terminal value growth rates, discount rates under the income approach and other assumptions such as market multiples for comparable companies. These estimates and assumptions may vary between each redeemable non-controlling interest depending on the facts and circumstances specific to that consolidated subsidiary.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of December 31, 2025, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $37 million.

Foreign Currency Risk

We have operations in several countries outside of the United States, and certain of our operations are conducted in foreign currencies, principally the British Pound. The value of these currencies fluctuates relative to the U.S. dollar. These changes could adversely affect the U.S. dollar equivalent of TKO’s non-U.S. dollar revenue and operating costs and expenses and reduce international demand for its content and services, all of which could negatively affect TKO’s business, financial condition and results of operations in a given period or in specific territories.

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the year ended December 31, 2025, revenues would have decreased by approximately $68.8 million and operating income would have decreased by approximately $2.9 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer

concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that as of December 31, 2025, the Company's internal control over financial reporting was effective.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisitions occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of the Acquired Businesses. The financial results of this acquisition are included in the consolidated financial statements as of and for the year ended December 31, 2025 and represent approximately 32% and 12% of total revenue and total assets, excluding goodwill and indefinite-lived intangible assets, respectively.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is in the process of integrating the Acquired Businesses and as a result of these integration activities, certain controls will be evaluated and may be changed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
TKO Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TKO Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’/members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired certain businesses from Endeavor Group Holdings, Inc. (Acquired Businesses) during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, the Acquired Businesses internal control over financial reporting associated with approximately 32% and 12% of total revenue and total assets, excluding goodwill and indefinite-lived intangible assets, respectively, as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York

February 25, 2026

Item 9B. Other Information

a)
None.
b)
Other than the below, during the three months ended December 31, 2025, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" and/or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

On December 15, 2025, Mr. Emanuel, our Executive Chair, Chief Executive Officer, and member of the Board of Directors, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, which is a sell-to-cover instruction letter that provides for sales of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units, performance stock units or restricted stock previously granted or that could in the future be granted under the Company’s 2023 Incentive Award Plan (the “Sell-to-Cover 10b5-1 Instruction”). The Sell-to-Cover 10b5-1 Instruction will remain in effect so long as taxes are required to be paid upon the vesting or settlement of restricted stock units, performance stock units or restricted stock awarded or to be awarded to Mr. Emanuel, unless the Sell-to-Cover 10b5-1 Instruction is earlier terminated. The total number of Class A shares that may be sold pursuant to the Sell-to-Cover 10b5-1 Instruction is not determinable. During the three months ended December 31, 2025, no shares of Class A common stock were sold pursuant to the Sell-to-Cover 10b5-1 Instruction.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the 2026 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2026 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2026 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2026 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth in the 2026 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

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

		424(b)(3)	333-271893	Annex A	08/22/2023

3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023

3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023

4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023

4.2	Description of Securities.	10-K	001-41797	4.5	02/27/2024

10.1	Fourth Amended and Restated Operating Agreement of TKO Operating Company, LLC (conformed copy incorporating Amendment No. 1, Amendment No. 2, and Amendment No.3)					*

10.2+	Form of Indemnification Agreement.	8-K	001-41797	10.15	09/12/2023

10.3+	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Ariel Emanuel.	8-K	001-41797	10.16	09/12/2023

10.4+	Term Employment Agreement, dated as of January 21, 2024, by and between TKO Group Holdings, Inc. and Mark Shapiro.	8-K	001-41797	10.1	01/23/2024

10.5+	Term Employment Agreement, dated as of January 12, 2024, by and between TKO Group Holdings, Inc. and Seth Krauss.	8-K	001-41797	10.1	01/12/2024

10.6+	Term Employment Agreement, dated as of November 5, 2023, by and between TKO Group Holdings, Inc. and Andrew Schleimer.	10-Q	001-41797	10.8	11/07/2023

10.7+	Amendment No. 1, dated as of August 1, 2025, to Term Employment Agreement dated as of November 5, 2023, by and between TKO Group Holdings, Inc. and Andrew Schleimer	10-Q	001-41797	10.1	08/06/2025

10.8+	TKO Group Holdings, Inc. 2023 Incentive Award Plan.	S-8	333-274480	4.3	09/12/2023

10.9+	Form of Stock Option Grant Notice and Stock Option Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan.	8-K	001-41797	10.20	09/12/2023

10.10+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Sell to Cover).	8-K	001-41797	10.21	09/12/2023

10.11+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Net Settlement).	8-K	001-41797	10.22	09/12/2023

10.12+	World Wrestling Entertainment, Inc. 2016 Omnibus Incentive Plan.	DEF 14A	001-16131	Annex A	03/11/2016

10.13+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-41797	10.2	08/06/2025

10.14	First Lien Credit Agreement dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and issuing bank, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Bank USA, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and KKR Capital Markets LLC as co-documentation agents.	S-1	333-254908	10.10	03/31/2021

10.15	First Refinancing Amendment, dated as of February 21, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.11	03/31/2021

10.16	First Lien Incremental Term Facility Amendment, dated as of April 25, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent and the initial First Additional Term B Lender.	S-1	333-254908	10.13	03/31/2021

10.17	Third Amendment dated as of March 26, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.14	03/31/2021

10.18	Fourth Amendment dated April 29, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.15	03/31/2021

10.19	Fifth Amendment dated September 18, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.16	03/31/2021

10.20	Sixth Amendment dated June 15, 2020, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.18	03/31/2021

10.21	Second Refinancing Amendment dated as of January 27, 2021, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.12	03/31/2021

10.22	Eighth Amendment, dated October 27, 2021, to the First Lien Credit Agreement, dated as of August 18, 2016 among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	8-K	001-40373	10.1	10/27/2021

10.23	Third Refinancing Amendment dated as of April 10, 2023, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-40373	10.4	05/09/2023

10.24#	Fourth Refinancing Agreement, dated as of May 1, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-41797	10.1	05/08/2024

10.25#	Fifth Refinancing Amendment, dated as of November 21, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	001-41797	10.1	11/21/2024

10.26#	Sixth Refinancing Amendment, dated as of September 15 2025, to the First Lien Credit Agreement, dated as of August 18, 2016, among TKO Guarantor, LLC, as holdings, TKO Worldwide Holdings, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	001-41797	10.1	9/15/2025

10.27#	Tenth Amendment, dated as of June 26, 2023, to the First Lien Credit Agreement, dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	10-Q	001-40373	10.6	08/08/2023

10.28+	Employment Agreement, dated as of November 22, 2023, by and between TKO Group Holdings, Inc. and Nick Khan.	10-K	001-41797	10.28	02/27/2024

10.29#, ^	Independent Contractor Services and Merchandising Agreement, dated as of January 22, 2024, by and among World Wrestling Entertainment, LLC, 7 Bucks Entertainment, Inc., DJIP, LLC and Tag-Team Enterprises, Inc.	10-K	001-41797	10.29	02/27/2024

10.30#,^	IP Assignment Agreement, dated as of January 22, 2024, by and among DJIP, LLC, Tag-Team Enterprises, Inc., 7 Bucks Entertainment, Inc., World Wrestling Entertainment, LLC and TKO Group Holdings, Inc.	10-K	001-41797	10.30	02/27/2024

10.31^	Award Agreement, dated as of January 22, 2024, by and between TKO Group Holdings, Inc. and Dwayne Johnson.	10-K	001-41797	10.31	02/27/2024

10.32#	Transaction Agreement, dated October 23, 2024, by and among Endeavor Operating Company, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., IMG Worldwide, LLC and Trans World International, LLC.	8-K	001-41797	10.1	10/24/2024

10.33#	First Amendment to Transaction Agreement, dated February 27, 2025, by and among Endeavor Operating Company, LLC, TKO Operating Company, LLC, TKO	8-K	001-41797	10.2	02/28/2025

Group Holdings, Inc., IMG Worldwide, LLC, and Trans World International, LLC.

16.1	Letter from Deloitte & Touche LLP, dated August 8, 2024.	8-K	001-41797	16.1	08/08/2024

19.1	Insider Trading Compliance Policy	10-K	001-41797	19.1	02/26/2025

21.1	Subsidiaries of TKO Group Holdings, Inc.					*

23.1	Consent of KPMG LLP, independent registered public accounting firm of TKO Group Holdings, Inc.					*

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm of TKO Group Holdings, Inc.					*

23.3	Consent of Deloitte & Touche LLP, independent registered public accounting firm of The Olympus Business of Endeavor Group Holdings, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1	TKO Group Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-41797	97.1	02/27/2024

99.1	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, for the Olympus Business of Endeavor Group Holdings, Inc.					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	February 25, 2026	By:	/s/ ARIEL EMANUEL
Ariel Emanuel
Executive Chair and Chief Executive Officer
(principal executive officer)

		By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ ARIEL EMANUEL	Executive Chair, Chief Executive Officer and Director	February 25, 2026
Ariel Emanuel	(principal executive officer)

/s/ ANDREW SCHLEIMER	Chief Financial Officer	February 25, 2026
Andrew Schleimer	(principal financial officer)

/s/ SHANE KAPRAL	Deputy Chief Financial Officer	February 25, 2026
Shane Kapral	(principal accounting officer)

/s/ MARK SHAPIRO	President and Chief Operating Officer	February 25, 2026
Mark Shapiro	and Director

/s/ NICK KHAN	President of WWE and Director	February 25, 2026
Nick Khan

/s/ PETER C.B. BYNOE	Director	February 25, 2026
Peter C.B. Bynoe

/s/ EGON P. DURBAN	Director	February 25, 2026
Egon P. Durban

/s/ DWAYNE JOHNSON	Director	February 25, 2026
Dwayne Johnson

/s/ BRAD KEYWELL	Director	February 25, 2026
Brad Keywell

/s/ STEVEN R. KOONIN	Lead Independent Director	February 25, 2026
Steven R. Koonin

/s/ JONATHAN A. KRAFT	Director	February 25, 2026
Jonathan A. Kraft

/s/ SONYA E. MEDINA	Director	February 25, 2026
Sonya E. Medina

/s/ NANCY R. TELLEM	Director	February 25, 2026
Nancy R. Tellem

/s/ CARRIE WHEELER	Director	February 25, 2026
Carrie Wheeler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
TKO Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TKO Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’/members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of Deloitte & Touche LLP, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the combined financial statements of the Olympus Business of Endeavor Group Holdings, Inc., which statements reflect total assets constituting 16 percent as of December 31, 2024, and total revenues constituting 43 percent for the year then ended, of the related consolidated totals. Those statements were audited by Deloitte & Touche LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Olympus Business of Endeavor Group Holdings, Inc., is based solely on the report of Deloitte & Touche LLP.

Endeavor Asset Acquisition

As discussed in Note 1 to the consolidated financial statements, the Company completed the acquisition of the Olympus Business of Endeavor Group Holdings, Inc., which comprise the IMG businesses, On Location and Professional Bull Riders (collectively, the Acquired Businesses) as of February 28, 2025. As a result of this common control transaction, the net assets of the Acquired Businesses were combined with those of the Company at their historical carrying amounts and the financial statements have been retrospectively recast on a combined basis for all historical periods prior to February 28, 2025, because they were under common control for the period presented.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of Deloitte & Touche LLP provide a reasonable basis for our opinion.

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

Revenue recognition - contracts with multiple performance obligations

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company’s revenue is recognized when control of the promised goods or services is transferred to its customers. For customer contracts with more than one distinct performance obligation, the total contract consideration is allocated based on management’s estimate of each distinct performance obligation’s relative stand-alone selling price (“SSP”). The Company’s primary sources of revenue include media rights, production and content, live events and hospitality, partnerships and marketing, and consumer products licensing and other. For the year ended December 31, 2025, the Company recorded revenue of $4,735.2 million.

We identified the assessment of revenue recognition for certain contracts with multiple performance obligations as a critical audit matter. Specifically, for certain multi-year fixed fee contracts, complex auditor judgement was required in assessing the Company’s identification of distinct performance obligations and evaluating the method and significant assumptions used to estimate the SSP for those identified distinct performance obligations.

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

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TKO Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined statements of operations, comprehensive (loss) income, stockholders' equity/net parent investment, and cash flows, for the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements") of TKO Group Holdings, Inc. and subsidiaries (the "Company"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Endeavor Asset Acquisition

As discussed in Note 1 to the financial statements, the Company acquired the Professional Bull Riders, On Location, certain contracts associated with Wimbledon, Soccer and Stadia, SailGP, and Royal & Ancient Golf Club of St. Andrews, Mailman, and various events businesses, including Golf Events, Formula Drift, and International Figure Skating (collectively, the “Businesses”), in a common control acquisition on February 28, 2025. As a result, the net assets of the Businesses were combined with those of the Company at their historical carrying amounts and the companies were presented on a combined basis for historical periods because they were under common control for all periods presented.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2024 (February 26, 2025, as to Note 19) (March 19, 2025, as to the common control acquisition of the Businesses as described in Note 1)

We began serving as the Company’s auditor in 2016. In 2024 we became the predecessor auditor.

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$831,100	$619,787
Restricted cash	354,859	58,296
Accounts receivable (net of allowance for doubtful accounts of $30,733 and $20,639, respectively)	558,277	423,013
Deferred costs	234,807	179,288
Other current assets	350,018	248,110
Total current assets	2,329,061	1,528,494
Property, buildings and equipment, net	639,930	629,904
Intangible assets, net	3,327,862	3,649,903
Finance lease right-of-use assets, net	231,839	248,549
Operating lease right-of-use assets, net	54,780	64,603
Goodwill	8,444,886	8,441,993
Investments	131,555	101,215
Other assets	335,908	447,121
Total assets	$15,495,821	$15,111,782
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$194,807	$246,350
Accrued liabilities	526,303	670,232
Current portion of long-term debt	38,061	26,977
Current portion of finance lease liabilities	22,741	15,582
Current portion of operating lease liabilities	17,648	17,028
Deferred revenue	663,015	416,695
Other current liabilities	384,588	20,929
Total current liabilities	1,847,163	1,413,793
Long-term debt	3,724,063	2,735,305
Long-term finance lease liabilities	219,459	235,959
Long-term operating lease liabilities	41,063	52,466
Deferred tax liabilities	301,747	360,546
Other long-term liabilities	112,247	170,849
Total liabilities	6,245,742	4,968,918
Commitments and contingencies (Note 21)
Redeemable non-controlling interests	34,412	21,864
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 77,767,155 and 81,203,161 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 116,158,615 and 89,616,891 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	4,552,151	4,385,297
Accumulated other comprehensive loss	(17,458)	(2,548)
Accumulated deficit	(797,314)	(291,728)
Total TKO Group Holdings, Inc. stockholders’ equity	3,737,381	4,091,023
Nonredeemable non-controlling interests	5,478,286	6,029,977
Total stockholders' equity	9,215,667	10,121,000
Total liabilities, redeemable non-controlling interests and stockholders' equity	$15,495,821	$15,111,782

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$4,735,151	$4,884,241	$3,224,796
Operating expenses:
Direct operating costs	1,903,153	2,623,857	1,576,759
Selling, general and administrative expenses	1,511,993	1,771,513	1,026,677
Depreciation and amortization	484,990	457,925	224,051
Goodwill and intangible impairment charges	—	—	21,529
Total operating expenses	3,900,136	4,853,295	2,849,016
Operating income	835,015	30,946	375,780
Other income (expenses):
Interest expense, net	(202,724)	(235,792)	(229,605)
Other (expense) income, net	(25,667)	(5,359)	20,808
Income (loss) before income taxes and equity losses of affiliates	606,624	(210,205)	166,983
Provision for income taxes	73,771	37,255	33,196
Income (loss) before equity income of affiliates	532,853	(247,460)	133,787
Equity income of affiliates, net of tax	(13,437)	(1,783)	(9,212)
Net income (loss)	546,290	(245,677)	142,999
Less: Net income (loss) attributable to non-controlling interests	350,887	(255,085)	(80,477)
Less: Net income attributable to TKO Operating Company, LLC and the Acquired Businesses prior to the TKO Transactions	—	—	258,703
Net income (loss) attributable to TKO Group Holdings, Inc.	$195,403	$9,408	$(35,227)
Basic net earnings (loss) per share of Class A common stock (1)	$2.42	$0.12	$(0.43)
Diluted net earnings (loss) per share of Class A common stock (1)	$2.26	$0.02	$(0.43)
Weighted average number of common shares used in computing basic earnings (loss) per share	80,818,190	81,340,472	82,808,019
Weighted average number of common shares used in computing diluted net earnings (loss) per share	194,011,072	171,874,540	82,808,019

(1)
Basic and diluted net earnings (loss) per share of Class A common stock is applicable only for the period from September 12, 2023 through December 31, 2025, which is the period following the TKO Transactions (as defined in Note 1 to the audited consolidated financial statements). See Note 12 for the calculation of the number of shares used in computation of net earnings (loss) per share of Class A common stock and the basis for computation of net earnings (loss) per share.

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$546,290	$(245,677)	$142,999
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	31,469	(10,692)	9,654
Cash flow hedges:
Change in net unrealized gains (losses)	(715)	382	(279)
Amortization of cash flow hedge fair value to net (loss) income	(305)	(304)	(304)
Total comprehensive income (loss), net of tax	576,739	(256,291)	152,070
Less: Comprehensive income (loss) attributable to non-controlling interests	367,933	(261,046)	(72,945)
Less: Comprehensive income attributable to TKO Operating Company, LLC and the Acquired Businesses prior to the TKO Transactions	—	—	260,337
Comprehensive income (loss) attributable to TKO Group Holdings, Inc.	$208,806	$4,755	$(35,322)

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’/Members’ Equity

(In thousands)

							Accumulated			Nonredeemable	Total
		Common Stock				Additional	Other		Total TKO	Non-	Stockholders' /
	Net Parent	Class A		Class B		Paid - in	Comprehensive	Accumulated	Group Holdings,	Controlling	Net Parent
	Investment	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Inc. Stockholders' Equity/	Interests	Investment
Balance, December 31, 2022	$2,025,794	—	$0	—	$0	$—	$(69,889)	$—	$1,955,905	$(5,886)	$1,950,019
Comprehensive income (loss) prior to reorganization and acquisition	258,703	—	—	—	—	—	1,634	—	260,337	1,294	261,631
Distributions to investors prior to reorganization and acquisition	—	—	—	—	—	—	—	—	—	(631)	(631)
Net transfers to parent prior to reorganization and acquisition	(165,536)	—	—	—	—	—	—	—	(165,536)	—	(165,536)
Effects of reorganization and acquisition	(2,118,961)	83,161	1	89,617	1	4,166,883	68,018	—	2,115,942	6,299,882	8,415,824
Comprehensive (loss) income subsequent to reorganization and acquisition	—	—	—	—	—	—	(95)	(35,227)	(35,322)	(75,925)	(111,247)
Distributions to investors subsequent to reorganization and acquisition	—	—	—	—	—	—	—	—	—	(36,897)	(36,897)
Net transfers from parent subsequent to reorganization and acquisition	—	—	—	—	—	—	—	—	—	166,968	166,968
Equity impacts of deferred taxes arising from changes in ownership	—	—	—	—	—	2,038	—	—	2,038	—	2,038
Stock issuances and other, net	—	265	—	—	—	16	—	—	16	—	16
Repurchase of Class A common stock	—	(1,309)		—	—	—	—	(100,000)	(100,000)	—	(100,000)
Conversions of convertible debt	—	176	—	—	—	4,226	—	—	4,226	—	4,226
Equity-based compensation	—	—	—	—	—	38,471	—	—	38,471	—	38,471
Principal stockholder contributions	—	—	—	—	—	14,807	—	—	14,807	—	14,807
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	18,096	—	—	18,096	(18,096)	—
Balance, December 31, 2023	$—	82,293	$1	89,617	$1	$4,244,537	$(332)	$(135,227)	$4,108,980	$6,330,709	$10,439,689
Comprehensive (loss) income	—	—	—	—	—	—	(4,653)	9,408	4,755	(263,280)	(258,525)
Distributions to members	—	—	—	—	—	—	—	—	—	(68,493)	(68,493)
Net transfers from parent	—	—	—	—	—	—	—	—	—	89,774	89,774
Equity impacts of deferred taxes arising from changes in ownership	—	—	—	—	—	2,568	—	—	2,568	—	2,568
Stock issuances and other, net	—	764	—	—	—	—	—	—	—	—	—
Repurchases and retirements of common stock	—	(1,854)	—	—	—	—	—	(165,000)	(165,000)	—	(165,000)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	—	(909)	(909)	—	(909)
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	—	(5,657)	—	—	(5,657)	—	(5,657)
Equity-based compensation	—	—	—	—	—	87,710	—	—	87,710	—	87,710
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	(8,036)	—	—	(8,036)	—	(8,036)
Principal stockholder contributions	—	—	—	—	—	7,879	—	—	7,879	—	7,879
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	56,296	2,437	—	58,733	(58,733)	—
Balance, December 31, 2024	$—	81,203	$1	89,617	$1	$4,385,297	$(2,548)	$(291,728)	$4,091,023	$6,029,977	$10,121,000
Comprehensive (loss) income	—	—	—	—	—	—	13,369	201,620	214,989	361,750	576,739
Distributions to members	—	—	—	—	—	—	—	—	—	(455,580)	(455,580)
Distributions to investors	—	—	—	—	—	—	—	—	—	(60)	(60)
Net transfers to parent	—	—	—	—	—	—	—	—	—	(221,010)	(221,010)
Contributions from parent	—	—	—	—	—	—	—	—	—	77,362	77,362
Effects of acquisition	—	—	—	—	—	5,701	—	—	5,701	13,264	18,965
Stock issuances and other, net	—	1,132	—	26,542	—	23,539	—	—	23,539	—	23,539
Repurchases and retirements of common stock	—	(4,568)	—	—	—	(166,797)	—	(700,049)	(866,846)	—	(866,846)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	—	(7,157)	(7,157)	—	(7,157)
Equity-based compensation	—	—	—	—	—	109,403	—	—	109,403	—	109,403
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	(12,548)	—	—	(12,548)	—	(12,548)
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	—	(10,785)	—	—	(10,785)	—	(10,785)
Cash dividends declared ($2.30 per share for Class A shareholders)	—	—	—	—	—	(185,155)	—	—	(185,155)	—	(185,155)
Equity impacts arising from changes in ownership	—	—	—	—	—	47,800	—	—	47,800	—	47,800
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	355,696	(28,279)	—	327,417	(327,417)	—
Balance, December 31, 2025	$—	77,767	$1	116,159	$1	$4,552,151	$(17,458)	$(797,314)	$3,737,381	$5,478,286	$9,215,667

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$546,290	$(245,677)	$142,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	484,990	457,925	224,051
Amortization and impairments of content costs	26,257	27,522	24,972
Impairment charges	3,587	27,933	21,529
Amortization and write-off of original issue discount and deferred financing costs	2,753	10,446	10,589
Loss on sale of assets	10,520	—	—
Equity-based compensation	117,588	103,466	64,512
Income taxes	20,750	(70,525)	(10,122)
Equity earnings of affiliates	(13,437)	(1,783)	(9,212)
Distributions from affiliates	11,138	8,225	6,499
Change in fair value of financial instruments	(5,335)	(3,830)	(5,722)
Change in fair value of contingent liabilities	—	(130)	2,012
Net loss (gain) on foreign currency transactions	15,554	6,068	(12,731)
Loss on disposal of assets	—	84,108	—
Net provision (benefit) for allowance for doubtful accounts	12,838	(1,412)	5,879
Other, net	56	573	1,377
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(140,211)	(66,649)	30,446
Other current assets	(29,976)	17,415	(61,408)
Other noncurrent assets	(74,930)	(255,519)	(112,300)
Deferred costs	(52,696)	366,996	(269,503)
Accounts payable and accrued liabilities	97,658	308,355	24,859
Deferred revenue	241,597	(258,128)	142,464
Other liabilities	10,734	70,705	44,969
Net cash provided by operating activities	1,285,725	586,084	266,159
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(126,953)	(118,818)	(93,753)
Investments in affiliates, net	(30,651)	(35,134)	(735)
Acquisitions, net of cash acquired	(8,675)	—	—
Due to parent	—	(2,674)	—
Proceeds from the sale of property and equipment	5,797	28,365	—
Proceeds from infrastructure improvement incentives	11,682	11,000	—
Proceeds from sales of investments and other	1,912	—	—
Cash acquired from WWE	—	—	381,153
Payment of deferred consideration in the form of a dividend to former WWE shareholders	—	—	(321,006)
Distributions from affiliates	—	17	485
Related party loan receivable	—	—	(2,122)
Net cash used in investing activities	(146,888)	(117,244)	(35,978)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(70,408)	(2,942,944)	(176,963)
Proceeds from borrowings	1,052,448	2,950,000	142,913
Related party loan payable	—	—	311
Repurchase of Class A common stock	(866,846)	(165,000)	(100,000)
Payments of contingent consideration related to acquisitions	—	(567)	(1,747)
Net transfers (to) from parent	(122,525)	12,320	(43,294)
Contributions from parent	26,505	6,387	5,807
Distributions to members	(455,580)	—	—
Dividends paid	(185,155)	—	—
Payments for financing costs	(3,319)	(8,260)	(286)
Taxes paid related to net settlement upon vesting of equity awards	(10,785)	(5,657)	—
Distributions of non-controlling interests	(60)	(1,237)	(839)
Net cash used in financing activities	(635,725)	(154,958)	(174,098)
Effects of exchange rate movements on cash	4,764	(7,645)	(235)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	507,876	306,237	55,848
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	678,083	371,846	315,998
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,185,959	$678,083	$371,846
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$215,039	$267,508	$227,137
Cash payments for income taxes	$57,324	$98,631	$25,638
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures included in current liabilities	$14,684	$14,090	$25,376
Capital contributions from parent	$50,859	$6,926	$18,638
Acquisition of WWE, net of deferred consideration	$—	$—	$8,111,055
Accretion of redeemable non-controlling interests	$6,365	$8,036	$—
Principal stockholder contributions	$—	$1,492	$9,000
Excise taxes on repurchases of common stock	$7,157	$909	$—
Convertible notes exchanged for common stock	$—	$—	$4,226

See accompanying notes to consolidated financial statements

TKO GROUP HOLDINGS, INC.

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

TKO Formation

TKO was incorporated as a Delaware corporation in March 2023, under the name New Whale Inc., and was formed for the purpose of facilitating the business combination of the Ultimate Fighting Championship ("UFC") and World Wrestling Entertainment, LLC (f/k/a World Wrestling Entertainment, Inc.) ("WWE") businesses under TKO Operating Company, LLC (f/k/a Zuffa Parent, LLC) ("Zuffa" or "TKO OpCo"), which owns and operates the UFC and WWE businesses (the “TKO Transactions”), as contemplated within the Transaction Agreement, dated as of April 2, 2023, by and among Endeavor Group Holdings, Inc. ("Endeavor" or "EGH"), Endeavor Operating Company, LLC ("Endeavor OpCo"), TKO OpCo, WWE, TKO, and Whale Merger Sub Inc. (the "Transaction Agreement"). On September 12, 2023, the TKO Transactions were completed with the newly-formed TKO combining the UFC and WWE businesses. TKO OpCo is the accounting acquirer and predecessor to TKO. Under the terms of the Transaction Agreement, at the time of the transaction, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest in the operating subsidiary on a fully diluted basis, TKO OpCo, which owns all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully diluted basis and (2) a 100% economic interest in TKO, which in turn held a 49.0% economic interest in TKO OpCo on a fully-diluted basis. Refer to Note 4, Acquisition of WWE for further details on the TKO Transactions.

Endeavor Asset Acquisition

On February 28, 2025, TKO OpCo and TKO (together with TKO OpCo, the “TKO Parties”) completed the Endeavor Asset Acquisition, acquiring the IMG business, including certain businesses operating under the IMG brand, On Location, and Professional Bull Riders ("PBR," and collectively, the “Acquired Businesses”), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”). In connection with the Endeavor Asset Acquisition Agreement, the TKO Parties acquired the Acquired Businesses for total consideration of approximately $3.25 billion plus a $50 million purchase price adjustment (based on the volume-weighted average sales price of TKO's Class A common stock, par value $0.00001 per share (the "TKO Class A common stock"), for the twenty-five trading days ending on October 23, 2024). The EGH Parties received approximately 26.54 million common units of TKO OpCo and subscribed for an equivalent number of corresponding shares of TKO Class B common stock, par value $0.00001 per share (the "TKO Class B common stock").

On February 28, 2025, prior to the close of the Endeavor Asset Acquisition, EGH, through its subsidiaries, had controlled approximately 54% of the voting interests in TKO through its ownership of both TKO Class A common stock and TKO Class B common stock. Upon consummation of the Endeavor Asset Acquisition, EGH through its subsidiaries, controlled approximately 61% of the voting interest in TKO. The Endeavor Asset Acquisition was treated as a merger between entities under common control, due to EGH's control of both TKO and the Acquired Businesses. As a result of the common control acquisition, the net assets of the Acquired Businesses were combined with those of TKO at their historical carrying amounts, and the financial statements have been retrospectively recast on a combined basis for all historical periods prior to February 28, 2025, because they were under common control for all periods presented.

In connection with the Endeavor Asset Acquisition, the Company incurred transaction costs of $41.3 million and $19.3 million for the years ended December 31, 2025 and 2024, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

Endeavor Take-Private Transaction

On March 24, 2025, Silver Lake Group, LLC. and its affiliates ("collectively, "Silver Lake") completed the previously announced acquisition (the “Endeavor Acquisition” or “Endeavor Take-Private Transaction”) of EGH, as described in a Current Report on Form 8-K filed by EGH on March 24, 2025. Upon the consummation of the Endeavor Take-Private Transaction, Silver Lake, through its ownership and control of EGH and its subsidiaries, controls TKO. While Silver Lake's control was established in 2025 through the Endeavor Take-Private Transaction, EGH has maintained control over TKO since TKO's original formation. As of the effective time of the Endeavor Take-Private Transactions, Silver Lake and its affiliates beneficially owned approximately 61% of the total voting securities of the Company.

Financial results and information included in the accompanying consolidated financial statements include the financial results and information of TKO and its consolidated subsidiaries. See Note 2, Summary of Significant Accounting Policies - Basis of Presentation, for further details on the presentation of the accompanying financial statements as a result of the Endeavor Asset Acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting financial information.

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Combined Financial Statements for Historical Recast Periods

The historical periods included in the accompanying consolidated financial statements have been retrospectively recast to reflect the Company's February 28, 2025 common control acquisition of the Acquired Businesses from Endeavor Group Holdings, Inc. and its subsidiaries. As such, the financial statements for periods prior to the acquisition reflect the combined results of the Company and the Acquired Businesses as if they had been part of the Company during the historical periods under common control.

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

The Acquired Businesses include Endeavor Group Holdings, Inc.'s consolidated assets and liabilities that are specifically identifiable or otherwise attributable to the Acquired Businesses, including subsidiaries and/or joint ventures relating to the Acquired Businesses in which Endeavor Group Holdings, Inc. had a controlling financial interest. The assets, liabilities, revenue and expenses of the Acquired Businesses have been reflected in the historical recast periods' combined financial statements on a historical cost basis, as included in the combined financial statements of Endeavor Group Holdings, Inc., using the historical accounting policies applied by Endeavor Group Holdings, Inc. Cash and cash equivalents held by Endeavor Group Holdings, Inc. at the corporate level were not attributable to the Acquired Businesses for any of the historical recast periods presented due to Endeavor Group Holdings, Inc.'s centralized approach to cash management and the financing of its operations. Only cash amounts held by entities for which the Acquired Businesses have legal title are reflected in the historical periods' combined balance sheets. Transfers of cash, both to and from Endeavor Group Holdings, Inc.'s centralized cash management system, are reflected as a component of net parent investment in the combined balance sheets and as financing activities in the combined statements of cash flows for recast periods prior to the TKO formation on September 12, 2023. Endeavor Group Holdings, Inc.'s debt on a consolidated basis was not attributed to the Acquired Businesses for any of the periods presented because Endeavor Group Holdings, Inc.'s borrowings are not the legal obligation of the Acquired Businesses.

The combined financial statements of the Acquired Businesses include all revenues and costs directly attributable to the Acquired Businesses and reflect allocations of certain of Endeavor Group Holdings Inc.'s corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, events and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount and gross profit, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Acquired Businesses during the periods presented. The allocations may not, however, reflect the expense the Acquired Businesses would have incurred as standalone companies for the periods presented. These costs also may not be indicative of the expenses that the Acquired Businesses will incur in the future or would have incurred if the Acquired Businesses had obtained these services from a third party.

Principles of Consolidation

The consolidated financial statements include the accounts of TKO and the Acquired Businesses and their wholly-owned subsidiaries and other subsidiaries in which a controlling voting interest is maintained, which is typically present when the Company owns a majority of the voting interest in an entity and the non-controlling interests do not hold any substantive participating rights. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. All intercompany transactions and balances have been eliminated. Non-controlling interest in subsidiaries are reported as a component of equity or temporary equity in the consolidated balance sheets with disclosure of the net income (loss) and comprehensive income (loss) attributable to the Company and the non-controlling interests on the consolidated statements of operations and the consolidated statements of comprehensive income (loss). The equity method of accounting is used for investments in affiliates and joint ventures where the Company has significant influence over operating and financial policies but not control. Investments in which the Company does not have significant influence over operating and financial policies are accounted for either at fair value if the fair value is readily determinable or at cost, less impairment, adjusted for subsequent observable price changes if the fair value is not readily determinable.

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company ultimately controls the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of December 31, 2025, the Company owned 40.1% of TKO OpCo.

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

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), our sales revenue is recognized when products are delivered or as services are performed. Revenue is recognized when control of the promised goods or services is transferred to our customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For contracts which have more than one performance obligation, the total contract consideration is allocated based on management’s estimate of each performance obligation’s relative stand-alone selling price. The variable consideration in the Company’s contracts earned from licensing intellectual property, as well as pay-per-view programming revenue, and consumer products licensing revenue is recognized in accordance with the sales or usage-based royalties exception under ASC 606. The variability of sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

We have various types of contracts with multiple performance obligations, including multi-year media rights, site fees, consumer products licensing and partnerships and marketing agreements. The transaction price in these types of contracts is allocated on a relative stand-alone selling price basis. We typically determine the stand-alone selling price of individual performance obligations based on management estimates, unless stand-alone selling prices are observable through past transactions. Estimates used to determine a performance obligation’s stand-alone selling price impact the amount and timing of revenue recognized, but not the total amount of revenue to be recognized under the arrangement.

The Company enters into many arrangements that require the Company to determine whether it is acting as a principal or an agent. This determination involves judgment and requires evaluation as to whether the Company controls the goods or services before they are transferred to the customer. As part of this analysis, the Company considers if it is primarily responsible for fulfillment and acceptability of the goods or services, if it has the inventory risk, and if the Company has discretion in establishing prices.

Our payment terms vary by the type of products or services offered, and are generally subject to contractual payment terms, which may include advance payment requirements. The time between invoicing and when payment is due is not significant. Our contracts with customers do not result in significant obligations associated with returns, refunds or warranties. Our revenues do not include material amounts of variable consideration other than the sales or usage-based royalties earned related to our consumer products licensing and certain media rights and content contracts which are subject to contractual payment terms.

The following are the primary sources of revenue earned by the Company:

Media Rights, Production and Content

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

With respect to the IMG business, the Company uses both the full rights buy-out model and commission model for sales of media and broadcast rights for live entertainment and sporting event programming on behalf of other media rights owners. Under the full rights buy-out model related to media sales, the Company is acting as a principal, the Company generally will enter into an agreement with the underlying media rights owner to license the media rights prior to negotiating license arrangements with customers, primarily broadcasters and other media distributors. Upon licensing the media rights from the rights owner, the Company obtains control of the rights and has the ability to obtain substantially all the remaining economic beneﬁts of the rights. The Company is also obligated to pay the media rights owner the license fee regardless of the Company’s ability to monetize the rights. The Company has discretion in negotiating licensee fees with customers and it retains customer credit risk. The Company recognizes the customer license fees as revenue and the consideration paid to the rights holders for the acquisition of the rights as a direct operating cost. The satisfaction of the performance obligation depends on the number and timing of events delivered and is satisﬁed when the events take place. In the commission model related to media rights sales, the Company does not obtain control of the underlying rights, the Company earns a commission equal to a stated percentage of the license fees for the rights distributed. As the Company does not obtain control of the underlying media rights, the Company recognizes the sales commission as revenue. Commission revenue related to media rights sales is recognized when the underlying content becomes available for view or telecast and has been accepted by the customer. The Company’s performance obligation generally includes distributing the live video feed and revenue is typically recognized on an event basis. The Company uses its estimate of stand-alone selling price to allocate transaction price. Any advance payments received from customers are deferred upon collection and recognized into revenue as content is delivered.

Revenue from the Company’s pay-per-view programming is recognized when the event is aired and, for those contracts with variable fees, is based upon its initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from certain pay-per-view distributors and any adjustments to the estimated amounts are recorded when final information is received. Pay-per-view programming is distributed through cable, satellite, and digital providers to residential and commercial establishments. The Company’s customer is the cable, satellite, and certain digital providers on residential buys and the Company records its royalties earned on the sales of pay-per-view programming. For other residential buys through UFC-branded digital platforms, the Company’s customer is the end user, and the Company records the amount paid by the end customer. On commercial buys, the Company recognizes the amount paid by the establishment. The Company owns and operates its own over-the-top (“OTT”) platforms, UFC FIGHT PASS, WWE Network and PBR Ride Pass that engage customers through a monthly subscription-based model. Access to UFC FIGHT PASS, WWE Network, PBR Ride Pass is provided to subscribers and revenue is recognized ratably over each paid monthly membership period. Revenue for UFC FIGHT PASS, WWE Network, PBR Ride Pass is deferred for subscriptions paid in advance until earned. The Company recognizes revenue for UFC FIGHT PASS,WWE Network, and PBR Ride Pass gross of third-party distributor fees as the Company is the principal in the arrangement.

Revenue from the IMG business' production services of live entertainment and sporting events is recognized at the time of the event on a per event basis. Revenue from production of editorial video content is recognized when the content is delivered to and accepted by the customer and the license period begins. Customers for the Company’s production services include broadcast networks, sports federations and independent content producers.

Live Events and Hospitality

The Company generates revenue through ticket sales and participation entry fees, site fees, hospitality sales, and management fees each of which may represent a distinct performance obligation or may be bundled into an experience package.

Live event revenue consists of ticket and VIP package sales for events at third-party venues, each of which generally represents distinct performance obligations. The Company allocates the transaction price to all performance obligations contained within an event based on their relative stand-alone selling price. Controlled event revenue (owned or licensed) is generally recognized for each performance obligation over the course of the event, multiple events, or contract term in accordance with its respective revenue stream.

For services related to events in the On Location business, the Company typically controls the right to package and sell access to such events directly to consumers. In these arrangements, the Company’s customer is the consumer, and fees paid by the consumer are recognized on a gross basis, as the Company acts as the principal in the arrangement. In other arrangements, the Company does not control the right to package and sell access to such events. In these arrangements, the Company’s customer is the third-party event owner, and the Company earns fixed and/or variable commission revenue for ticket sales, collection of participation entry fees, hospitality sales, or partnerships sales on behalf of the event owner. For these arrangements, the Company recognizes as revenue the stated percentage of commissions due from the event owner (i.e. not the gross ticket sales/earnings from the event itself), as the Company is acting as an agent. Revenue for ticket sales, participation entry fees, site fees, and hospitality sales collected in advance of the event is recorded as deferred revenue until the event occurs.

The Company’s bundled experience packages may include individual tickets, experiential hospitality, hotel accommodation and transportation. For these experience packages, the Company defers the revenue and cost of revenue until the date of the event which is typically when all of the package components are delivered to the customer. The Company also offers event management services, assisting third-party event owners with live event production and hospitality, and earns fixed fees or variable profit participation commissions, recognizing revenue over the event, multiple events, or contract term.

Partnerships and Marketing

Through our partnerships and marketing packages, the Company offers our customers a full range of promotional vehicles, including arena, ring and octagon signage, digital and broadcast content, on-air announcements, special appearances by fighters and talent as well as other forms of advertisement. The Company allocates the transaction price to all performance obligations contained within a partnerships arrangement based upon their relative standalone selling price. Standalone selling prices are determined generally based on a rate card used to determine pricing for individual components. After allocating revenue to each performance obligation, the Company recognizes partnerships revenue when the promotional services are delivered. Revenue is primarily recognized gross of third-party commissions and fees as the Company is the principal in the arrangement. Our control is evidenced by our sole ability to monetize the partnerships and marketing inventory and being primarily responsible to our customers.

Consumer Products Licensing and Other

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

Restricted Cash

Restricted cash primarily includes cash restricted as to withdrawal or usage under the terms of a contractual agreement.

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

As of December 31, 2025 and 2024 there were no customers that accounted for 10% or more of the Company’s accounts receivable. For the year ended December 31, 2025, there was one customer included within the UFC and WWE segments who accounted for more than 10% of the Company's revenue. For the year ended December 31, 2024, there were two customers, one included within the UFC segment and one included within the WWE segment, who accounted for more than 10% of the Company's revenue. For the year ended December 31, 2023, there was one customer included within the UFC segment who accounted for more than 10% of the Company’s revenue.

Derivative Instruments and Hedging Activities

The Company uses interest rate swaps and cash flow hedges to manage exposure to the risk associated with interest rates on variable rate borrowings and foreign currency risks, respectively. The Company does not use derivatives for trading or speculative purposes. The Company recognizes derivative financial instruments at fair value as either assets or liabilities in the consolidated balance sheets.

The accounting for changes in fair value (i.e., gains or losses) of the interest rate swap and foreign currency agreements depends on whether they have been designated and qualify as part of a hedging relationship and the type of hedging relationship. Changes in the fair value of derivative instruments accounted for as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the hedged item affects earnings. For derivatives not designated as cash flow hedges, changes in fair value are recognized in earnings.

The Company evaluates whether its derivative financial instruments qualify for hedge accounting at the inception of the contract and has determined the financial instruments are not designated for hedge accounting. The fair value of the derivative financial instrument is recorded in the consolidated balance sheets. Changes in the fair value of the derivative financial instruments that are not designated for hedge accounting are reflected in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. See Note 9, Financial Instruments, for further discussion of the Company’s financial instruments.

Foreign Currency

The Company has operations outside of the United States. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenue, expenses and cash flows. For these countries, currency translation adjustments are recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss), whereas transaction gains and losses are recognized in other (expense) income, net in the consolidated statements of operations. The Company recognized $13.7 million, $9.9 million and $(14.8) million of realized and unrealized foreign currency transaction losses (gains) for the years ended December 31, 2025, 2024 and 2023, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable are presented net of an allowance for doubtful accounts, which is an estimate of expected losses. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of significant customers based on known delinquent activity or disputes and ongoing credit evaluations in addition to evaluating the historical loss rate on the pool of receivables. Accounts receivable includes contract assets (i.e., unbilled receivables), which are established when revenue is recognized, but due to contractual terms over the timing of invoicing, the Company does not have the right to invoice the customer or the right to payment of consideration for goods and services provided from the customer by the balance sheet date.

Deferred Costs

Deferred costs principally relate to payments made to third-party vendors in advance of events taking place, hospitality prepayments, upfront contractual payments and prepayments on media and licensing rights fees and advances for content production or overhead costs. These costs are recognized when the event takes place or over the respective period of the media and licensing rights.

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

Leases

The Company determines whether a contract contains a lease at contract inception. The Company has elected the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company has also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. The right-of-use asset and lease liability are measured at the present value of the future minimum lease payments, with the right-of-use asset being subject to adjustments such as initial direct costs, prepaid lease payments and lease incentives. Due to the rate implicit in each lease not being readily determinable, the Company uses its incremental collateralized borrowing rate, or with respect to leases from the Acquired Businesses, EGH’s incremental collateralized borrowing rate, to determine the present value of the lease payments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Operating lease costs are recognized on a straight-line basis over the lease term. For finance leases, the Company records interest expense on the lease liability and straight-line amortization of the right-of-use asset over the lease term. Variable lease costs are recognized as incurred.

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

Goodwill attributable to the Acquired Businesses was recorded on the basis of EGH’s reporting units. The goodwill amounts carry with them the results of EGH’s impairment tests, akin to a reorganization of reporting units of EGH for which GAAP does not require retrospective testing of goodwill under the reorganized structure.

Intangible Assets

Intangible assets consist primarily of trade names and customer relationships. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of finite-lived intangible assets are as follows:

Years
Trademarks and trade names	2 - 26 years
Customers relationships	2 - 22 years
Other (includes internally developed software)	2 - 15 years

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

Identiﬁable indeﬁnite-lived intangible assets are tested annually for impairment as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount may not be recoverable. The Company has the option to perform a qualitative assessment to determine if an impairment is "more likely than not" to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset has a carrying amount that "more likely than not" exceeds its fair value. The Company must then conduct a quantitative analysis if the Company (1) determines that such an impairment is "more likely than not" to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identiﬁable indeﬁnite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess and is recorded in impairment charges in the consolidated statements of operations.

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

Unamortized content costs are also tested for impairment based on the predominant monetization strategy whenever there is an impairment indication, as a result of certain triggering events or changes in circumstances, whereby the fair value of the individual film and television content or collectively with others as a film group may be less than its unamortized costs. The impairment test compares the estimated fair value of the individual film and television content or collectively with others as a film group to the carrying value of the unamortized content costs. Where the unamortized content costs exceed the fair value, the excess is recorded as an impairment charge in the consolidated statements of operations. No impairment charges were recognized during the years ended December 31, 2025, 2024 or 2023.

Content Production Incentives

As there is no currently effective authoritative guidance under GAAP on accounting for government assistance to for-profit business entities, the Company accounts for content production incentives by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company is evaluating recently issued accounting guidance related to the accounting for government grants, which is not effective until 2029, to determine its potential impact on the Company's current accounting for government assistance (refer to Note 3, Recent Accounting Pronouncements for further detail).

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

The fair value hierarchy is composed of the following three categories:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurements.

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments.

Contingent Consideration

The Company has recorded contingent consideration liabilities in connection with its acquisitions. Contingent consideration is included in other current liabilities and other long-term liabilities in the consolidated balance sheets. Changes in fair value are recognized in selling, general and administrative expenses in the consolidated statements of operations. The estimated fair value of the contingent consideration is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The Company’s assets measured at fair value on a nonrecurring basis include investments, long-lived assets, indeﬁnite-lived intangible assets and goodwill. These assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment (Note 6 and Note 7). The resulting fair value measurements of the assets are considered to be Level 3 measurements.

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

Equity-Based Compensation

Incentive Awards

Equity-based compensation is accounted for in accordance with ASC Topic 718-10, Compensation-Stock Compensation. The Company records compensation costs related to its incentive awards. Equity-based compensation cost is measured at the grant date based on the fair value of the award. Compensation cost for time-based awards is recognized ratably over the applicable vesting period with forfeitures recognized as they occur. Compensation cost for performance-based awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. The ultimate number of performance stock units (“PSUs”) that are issued to an employee is the result of actual performance achieved at the end of the performance period compared to the performance conditions. See Note 13, Equity-Based Compensation, for further discussion of the Company’s equity-based compensation.

Acquired Businesses Replacement Awards

In connection with the Endeavor Asset Acquisition, the Company converted each EGH RSU held by employees of the Acquired Businesses and independent contractors who provide services to the Acquired Businesses (in each case as of the closing of the Endeavor Asset Acquisition) into 0.22 TKO RSUs, subject to similar terms and conditions (the “Acquired Businesses Replacement Awards”). The value of the Acquired Businesses Replacement Awards were determined using merger consideration in the Endeavor Take-Private and the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024. Effective March 1, 2025, any equity-based compensation expense associated with these awards is included as part of the expense associated with the TKO 2023 Plan (as defined below).

WWE Replacement Awards

Pursuant to the TKO Transactions, awards of WWE RSUs and PSUs outstanding immediately prior to the completion of the TKO Transactions were converted into awards of TKO RSUs or PSUs, as applicable, on the same terms and conditions as were applicable immediately prior to the closing of the TKO Transactions. The value was set using the WWE Class A common stock closing price on the day prior to the closing of the TKO Transactions. The portion of the WWE Replacement Awards related to prior services rendered was included in the total consideration transferred. The cost of the remaining unvested RSUs is recognized straight-line over the remaining service period, typically three years, with forfeitures recognized as they occur and accruing dividend equivalents subject to the same vesting. PSUs, which also generally vest over three years and are subject to performance conditions, are re-measured each reporting period until the performance conditions are met based on estimated performance and the fair market value of the Company's common stock. PSU compensation cost is recognized using a graded-vesting method based on probability of meeting performance conditions, with forfeitures recognized as they occur and dividend equivalents accrue only after the performance conditions are met.

Earnings per Share

Earnings per share (“EPS”) is computed in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing the net income (loss) available to holders of TKO Class A common stock by the weighted average number of shares outstanding for the period. Diluted EPS is calculated by dividing the net income (loss) available for holders of TKO Class A common stock by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of additional shares of TKO Class A common stock issuable in exchange for redemption of certain non-controlling interests, as well as under the Company’s share based compensation plans (if dilutive), with adjustments to net income (loss) available for common stockholders for dilutive potential common shares.

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

Income Taxes

TKO Group Holdings, Inc. was incorporated as a Delaware corporation in March 2023. As the sole managing member of TKO OpCo, TKO Group Holdings, Inc. ultimately controls TKO OpCo. TKO Group Holdings, Inc. is subject to corporate income taxes on its share of taxable income of TKO OpCo. TKO OpCo is treated as a partnership for U.S. federal income tax purposes and is therefore generally not subject to U.S. corporate income tax, other than entity-level income taxes in certain U.S. state and local jurisdictions. TKO OpCo’s foreign subsidiaries are subject to entity-level taxes and TKO OpCo’s U.S. subsidiaries are subject to foreign withholding taxes on sales in certain foreign jurisdictions which are included as a component of foreign current taxes. For the periods prior to the Endeavor Asset Acquisition, the Acquired Businesses primarily consisted of U.S. flow through entities that are not themselves subject to U.S. federal income taxes as well as some foreign subsidiaries and U.S. regarded corporations subject to entity level taxes. Income taxes related to the Acquired Businesses reflected in the combined tax provision are attributable to U.S. regarded entities and foreign entities subject to tax in their respective jurisdictions.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that an entity annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate) as well as income taxes paid disaggregated by jurisdiction. The amendments in this Update were effective for all entities for fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025 with no effect on the Company's financial position or results of operations. See Note 15, Income Taxes, for further detail.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for the recognition, measurement, and disclosure of government grants to business entities. The ASU provides a single model for determining when a grant is within the scope of Topic 832, when to recognize grant income (based on satisfaction of eligibility requirements), and how to present grant-related assets, liabilities, and income in the financial statements. The amendments also introduce new qualitative and quantitative disclosure requirements regarding the nature, terms, and financial statement effects of government grants. The ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption permitted and the amendments in this update can be applied using a modified prospective approach, a modified retrospective approach, or on a retrospective basis. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which makes targeted amendments to interim reporting requirements. The ASU is intended to improve the consistency, clarity, and decision usefulness of interim financial information by refining certain disclosure requirements, clarifying the application of existing guidance, and enhancing alignment between interim and annual reporting requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses multiple technical corrections, clarifications, and minor improvements to existing guidance in the Codification to correct unintended application issues and improve the usability of guidance without making substantial changes to existing standards. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption permitted and the amendments in this update can be applied prospectively or retrospectively. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4. ACQUISITION OF WWE

TKO Transactions Overview

On September 12, 2023 (the “Closing Date”), the TKO Transactions combining the UFC and WWE businesses was completed, resulting in the newly formed public company, TKO. Under the terms of the Transaction Agreement, EGH/and or its subsidiaries received a 51.0% controlling non-economic voting interest in TKO and a 51.0% economic interest in the operating subsidiary, TKO OpCo. Former WWE stockholders received a 49% voting interest in TKO and a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo.

The TKO Transactions have been accounted for as a reverse acquisition of WWE using the acquisition method of accounting in accordance with the guidance of ASC 805, Business Combinations (“ASC 805”), with TKO OpCo, the legal acquiree, treated as the accounting acquirer.

The weighted average life of finite-lived intangible assets acquired was 20.3 years, which consisted of trademarks and trade names with a weighted average life of 25.0 years, customer relationships with a weighted average life of 11.3 years and other intangible assets with a weighted average life of 3.6 years. See Note 6, Goodwill and Intangible Assets, for the estimated annual amortization of intangible assets acquired in the TKO Transactions for the next five years and thereafter.

In connection with the TKO Transactions, the Company incurred transaction costs of $2.7 million, $1.9 million and $83.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

Consideration Transferred

The fair value of the consideration transferred was $8,432.1 million, which consisted of 83,161,123 shares of TKO Class A common stock valued at $8,061.8 million, WWE Replacement Awards valued at $49.3 million (attributable to pre-combination vesting) and $321.0 million of deferred consideration which was paid on September 29, 2023 to former WWE shareholders in the form of a special dividend. Pursuant to the TKO Transactions, awards of WWE RSUs and PSUs outstanding immediately prior to the completion of the TKO Transactions were converted into awards of TKO RSUs or PSUs, as applicable, on the same terms and conditions as were applicable immediately prior to the Closing Date.

Allocation of Purchase Price

The Company allocated the purchase price to the fair value of WWE’s identifiable assets and liabilities as of the Closing Date, with the excess purchase price recorded as goodwill (primarily attributable to synergies and other intangible assets not qualifying for separate recognition). The purchase price allocation reflects fair value estimates, including measurement period adjustments, based on management analysis, including work performed by third-party valuation specialists. The effects of measurement period adjustments made during the year ended December 31, 2024 were not material to the Company’s consolidated financial statements.

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

Supplemental Pro Forma Financial Information

The following unaudited pro forma results of operations for the year ended December 31, 2023, as if the TKO Transactions had occurred as of January 1, 2023 (in thousands):

Year Ended December 31,
2023
Pro forma revenue	$4,168,395
Pro forma net income	208,802

The pro forma information includes the historical operating results of the Company and WWE prior to the TKO Transactions, with adjustments directly attributable to the business combination. Pro forma adjustments have been made to reflect the adjustment of nonrecurring transaction costs of $271.1 million, of which $187.3 million was incurred by WWE prior to the TKO Transactions. The remaining pro forma adjustments are primarily related to incremental expenses associated with intangible asset amortization, service fees paid by the Company to EGH pursuant to the Services Agreement, compensation expense for two key executives, and equity-based compensation related to the WWE Replacement Awards.

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

Property, buildings and equipment, net consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Buildings and improvements	$454,790	$424,542
Land and land improvements	51,908	50,626
Furniture and fixtures	93,687	85,804
Office, computer and other equipment	340,556	299,654
Construction in progress	70,252	48,483
	1,011,193	909,109
Less: accumulated depreciation	(371,263)	(279,205)
Total Property, buildings and equipment, net	$639,930	$629,904

Depreciation expense for property, buildings and equipment totaled $91.2 million, $93.2 million and $48.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended December 31, 2025, the Company recognized impairment charges of $3.1 million within the IMG segment related to the write-off of certain assets that are no longer in use. The impairment charges are included as a component of selling, general and administrative expenses within the Company’s consolidated statements of operations.

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

Valuation and Qualifying Accounts

	Balance at	Charged to		Foreign	Balance at
	Beginning	Costs and		Exchange	End of
	of Year	Expenses	Deductions	and Other	Year
Allowance for doubtful accounts
Year Ended December 31, 2025	$20,639	$12,838	$(2,916)	$172	$30,733
Year Ended December 31, 2024	$22,537	$4,063	$(5,354)	$(607)	$20,639
Year Ended December 31, 2023	$18,108	$10,833	$(6,948)	$544	$22,537

Deferred tax valuation allowance
Year Ended December 31, 2025	$36,616	$8,021	$—	$321	$44,958
Year Ended December 31, 2024	$16,166	$20,547	$—	$(97)	$36,616
Year Ended December 31, 2023	$536	$15,639	$—	$(9)	$16,166

Film and Television Content Costs

Amortization and impairment of content costs, which are included as a component of direct operating costs in the consolidated statement of operations, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Content production amortization expense - assets monetized individually	$5,786	$5,262	$5,028
Content production amortization expense - assets monetized as a film group	20,471	22,260	19,944
Content production impairment charges	—	—	—
Total amortization and impairment of content costs	$26,257	$27,522	$24,972

Other Current Assets

The following is a summary of other current assets (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Prepaid sign-on fee for hospitality rights	$100,000	$-
Inventory	57,126	50,314
Prepaid taxes	56,882	68,345
Other current receivables	36,341	20,825
Prepaid event and production-related costs	33,406	29,236
Prepaid insurance	8,983	9,772
Amounts due from the Group (Note 22)	7,259	30,450
Assets held for sale	—	4,458
Other	50,021	34,710
Total	$350,018	$248,110

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Payroll-related costs	$200,373	$153,014
Event and production-related costs	147,628	113,705
Legal and professional fees	45,775	28,362
Accrued customer refunds	32,702	50,471
Interest	24,815	21,191
Accrued capital expenditures	8,724	13,090
Legal settlements	-	250,000
Other	66,286	40,399
Total	$526,303	$670,232

Other Current Liabilities

The following is a summary of other current liabilities (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Collections due to third parties (1)	$333,550	$—
Amounts due to the Group (Note 22)	31,890	12,077
Other	19,148	8,852
Total	$384,588	$20,929

(1)
Collections due to third parties represents amounts collected in advance for future event-related services and other contractual obligations, most of which is payable to third-party rights holders under contractual agreements.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of Goodwill are as follows (in thousands):

	UFC (1)	WWE (2)	IMG	Corporate and Other	Total
Balance — December 31, 2023	$2,602,639	$5,063,846	738,135	39,780	$8,444,400
Acquisitions	—	(707)	—	—	(707)
Foreign currency translation and other	—	(1,559)	(141)	—	(1,700)
Balance — December 31, 2024	2,602,639	5,061,580	737,994	39,780	8,441,993
Acquisitions	—	2,133	—	—	2,133
Foreign exchange	—	78	682	—	760
Balance — December 31, 2025	$2,602,639	$5,063,791	$738,676	$39,780	$8,444,886

(1)
Reflects goodwill resulting from the Company’s election to apply pushdown accounting to reflect EGH’s new basis of accounting in the UFC’s assets and liabilities, including goodwill, which occurred during 2016.
(2)
Reflects goodwill primarily resulting from the TKO Transactions. See Note 4, Acquisition of WWE, for further information.

There were no dispositions or impairments to goodwill during the years ended December 31, 2025 and 2024.

Intangible Assets, net

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2025 (in thousands):

	Gross Amount	Accumulated Amortization	Carrying Value
Finite-lived:
Trademarks and trade names	$3,020,370	$(622,261)	$2,398,109
Customer relationships	1,639,552	(988,742)	650,810
Other (1)	189,758	(118,353)	71,405
	$4,849,680	$(1,729,356)	$3,120,324
Indefinite-lived:
Trademarks and trade names	$187,910	$—	$187,910
Owned events	19,628	—	19,628
Total intangible assets	$5,057,218	$(1,729,356)	$3,327,862

(1)
Other intangible assets as of December 31, 2025 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 4, Acquisition of WWE, for further information.

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2024 (in thousands):

	Gross Amount	Accumulated Amortization	Carrying Value
Finite-lived:
Trademarks and trade names	$3,011,169	$(489,148)	$2,522,021
Customer relationships	1,630,070	(792,389)	837,681
Other (1)	165,998	(76,366)	89,632
	$4,807,237	$(1,357,903)	$3,449,334
Indefinite-lived:
Trademarks and trade names	$181,649	$—	$181,649
Owned events	18,920	—	18,920
Total intangible assets	$5,007,806	$(1,357,903)	$3,649,903

(1)
Other intangible assets as of December 31, 2024 primarily consisted of talent roster, internally developed software and content library assets acquired through the business combination with WWE in September 2023. See Note 4, Acquisition of WWE, for further information.

Amortization of intangible assets was $367.8 million, $341.9 million, and $168.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations.

During the third quarter of 2025, following the modification of a related media revenue arrangement, the Company modified the remaining useful life for one of its customer relationships assets within the WWE segment. The change in useful life of this asset resulted in the acceleration of $80.1 million of amortization expenses during the year ended December 31, 2025.

Estimated annual intangible amortization, including amortization of intangible assets acquired in the TKO Transactions and the Endeavor Asset Acquisition, for the next five years and thereafter is as follows (in thousands):

Total
2026	$308,774
2027	228,020
2028	210,289
2029	206,994
2030	190,895
Thereafter	1,975,352
Total remaining amortization	$3,120,324

Annual Impairment Assessments

During the years ended December 31, 2025, 2024 and 2023, the Company completed its annual impairment review of goodwill and indefinite-lived intangibles. The Company did not record any impairment charges related to such reviews during the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, the Company recorded total non-cash impairment charges of $7.5 million for goodwill and $14.0 million for trade names driven by lower projections. These impairment charges are related to the IMG segment and are included as impairment charges within the Company’s consolidated statements of operations. The Company’s fair value of goodwill was determined by EGH’s assessment based on discounted cash flows using an applicable discount rate for the reporting units containing the Acquired Businesses. Intangible assets were valued based on a relief from royalty method or an excess earnings method.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Equity method investments (1)	$103,056	$79,934
Nonmarketable equity investments without readily determinable fair values	28,423	21,205
Nonmarketable equity investments with readily determinable fair values	76	76
Total investment securities	$131,555	$101,215

(1)
The book value of three equity method investments exceeded the Company’s percentage ownership share of their underlying net assets by $29.3 million, $22.6 million, and $8.2 million as of December 31, 2025, and by $27.3 million, $0.0 million, and $8.7 million as of December 31, 2024, respectively. The basis differences, primarily resulting from acquisition purchase price step-ups on the investments, are accounted for as goodwill (as a component of the investment), which is not tested for impairment separately. Instead, the investments are tested if there are indicators of an other-than-temporary decline in carrying value.

Equity Method Investments

As of December 31, 2025, the Company’s equity method investments are primarily comprised of Sports News Television Limited and EverPass Holdco LLC. The Company’s ownership of its equity method investments ranges from 7% to 50% as of December 31, 2025.

The Company has an approximately 50% ownership stake in Sports News Television LP (“SNTV”), which provides sports news videos globally. The Company recognized equity earnings of $5.2 million, $5.6 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and the investment balance was $30.0 million and $27.9 million as of December 31, 2025 and 2024, respectively. The Company also received distributions of $5.1 million, $5.6 million and $5.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

In July 2024, the Company paid $15.0 million in exchange for an approximately 5% ownership stake in EverPass Holdco LLC, which owns a live sports media platform that assists in distributing live sports and entertainment content to bars, restaurants, hotels and other commercial venues. The Company also made an additional pro rata capital contribution of $2.0 million in September 2024. In 2025, the Company paid an additional $13.0 million in exchange for an approximately 2.36% additional ownership stake in EverPass Holdco LLC. The Company has accounted for this investment using the equity method of accounting and will recognize its proportionate share of income or loss in future periods. There have been no distributions for the years ended December 31, 2025 and 2024.

In February 2024, the Company paid $11.7 million in exchange for an approximately 30% equity interest in Wiz-Team SA, which provides event management services. The Company has accounted for this investment using the equity method of accounting. As of December 31, 2025 and December 31, 2024 the investment balance was $11.0 million. For the years ended December 31, 2025 and 2024, the Company recorded less than $0.1 million of equity gains and $0.7 million of equity losses from this equity method investment, respectively.

The Company has an approximately 7% ownership stake in Monkey Spirit, LLC, which owns the IP license to distribute Howler Head branded products and beverages. During the year ended December 31, 2024, the Company recognized an other-than-temporary impairment charge of $2.7 million to fully write off this investment due to the business's decision to wind down operations. The Company recognized equity losses of $0.9 million for the year ended December 31, 2023.

In March 2025, the Company entered into a joint venture with Sela Company to launch a global boxing promotion business. Sela Company holds a majority of the common equity units, while TKO was granted in-substance common stock in the form of profit interests, subject to vesting upon the achievement of certain future milestones. TKO will also provide executive and operational services to the joint venture under a services agreement with an annual fee over an initial five-year term. During the year ended December 31, 2025, 25% of the total grant date fair value of the profit interests vested due to achievement of specified milestones.

Excluding the impact of impairment charges noted above, the Company recognized equity earnings of $13.4 million, $4.5 million, and $9.2 million, during the years ended December 31, 2025, 2024 and 2023, respectively, from its equity method investments. During the years ended December 31, 2025, 2024 and 2023, the Company received distributions of $11.1 million, $9.7 million and $8.5 million, respectively, from these equity method investments. During the year ended December 31, 2025, the Company recorded a net loss on sale of equity method investments of $9.6 million and received total proceeds of $1.5 million.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of December 31, 2025 and 2024, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on these investments during the years ended December 31, 2025, 2024 or 2023. In addition, there were no observable price change events that were completed during the years ended December 31, 2025, 2024 or 2023.

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

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	December 31,	December 31,
	2025	2024
First Lien Term Loan (due November 2031)	$3,717,569	$2,750,000
Other Secured Loans	63,067	30,267
Notes Payable	2,552	4,800
Total principal	3,783,188	2,785,067
Unamortized discount	(9,761)	(10,154)
Unamortized debt issuance cost	(11,303)	(12,631)
Total debt	3,762,124	2,762,282
Less: Current portion of long-term debt	(38,061)	(26,977)
Total long-term debt	$3,724,063	$2,735,305

First Lien Term Loan (due November 2031)

As of December 31, 2025 and 2024, the Company had $3.7 billion and $2.8 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement,” by and among Zuffa Guarantor, LLC (n/k/a “TKO Guarantor, LLC” or "TKO Guarantor"), UFC Holdings, LLC (n//k/a “TKO Worldwide Holdings, LLC” or “TKO Worldwide Holdings”), as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO OpCo and TKO are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities Zuffa Guarantor and UFC Holdings.

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

The New Term Loans accrue interest, at the option of the borrower, at either (a) Term SOFR plus 2.00% (with a SOFR floor of 0.00%) or (b) the Alternate Base Rate (“ABR”) plus 1.00% (with an ABR floor of 1.00%). The New Term Loans' interest rate totaled 5.87% as of December 31, 2025. The New Term Loans have the same amortization schedule as the Existing Term Loans and collectively amortizes in equal quarterly installments and matures on November 21, 2031.

The Company incurred $9.0 million and $19.4 million, respectively, in transaction costs related to amendments associated with the First Lien Credit Agreement during the years ended December 31, 2025 and 2024. Of these amounts, $8.7 million and $16.2 million, respectively, related to modification arrangements which are included within selling, general and administrative expenses on the Company’s consolidated statements of operations, while the remaining $0.3 million and $3.2 million, respectively, associated with new lenders entering the syndication were capitalized as a component of long-term debt on the Company's consolidated balance sheets.

Borrowings under the Revolving Credit Facility now accrue interest at either (a) Term SOFR plus 1.75% to 2.00% (depending on the First Lien Leverage Ratio) with a SOFR floor of 0.00% or (b) ABR plus 0.75% to 1.00% (with an ABR floor of 1.00%).

In April 2024, TKO Worldwide Holdings borrowed $150.0 million under its existing revolving credit facility to fund certain share repurchases that occurred during the second quarter of 2024, as discussed in Note 10, Stockholders’ Equity. In June 2024, TKO Worldwide Holdings fully repaid the $150.0 million outstanding. As of December 31, 2025 and 2024, there was no outstanding balance under the Revolving Credit Facility.

The First Lien Credit Agreement contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. The Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the Revolving Credit Facility is (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the Revolving Credit Facility. This covenant did not apply as of December 31, 2025 and December 31, 2024, as the Company had no borrowings outstanding under the Revolving Credit Facility.

TKO Worldwide Holdings had outstanding letters of credit of $1.1 million as of December 31, 2025 and none as of December 31, 2024.

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

The estimated fair values of the Company’s outstanding term loans are based on quoted market values for the debt. As of December 31, 2025 and 2024, the face amount of the Company’s term loans approximated their fair value.

As of December 31, 2025, TKO held net long-term deferred income tax liabilities of $297.2 million. Otherwise, TKO has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. TKO has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted from being transferred to TKO as of December 31, 2025.

Other Secured Loans

As of December 31, 2025 and 2024, the Company had $63.1 million and $30.3 million, respectively, of other secured loans outstanding, which were entered into in order to finance the purchase of certain assets. These loans are secured by the underlying assets of the Company and bear interest at rates ranging from SOFR plus 1.70% to SOFR plus 2.25%. Principal amortization is payable in monthly installments with any remaining balance payable on the final maturity dates of November 1, 2028 and January 1, 2031.

One of the Company's other secured loans contains a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no less than 1.15-to-1 as measured on an annual basis. As of December 31, 2025 and 2024, the Company was in compliance with its financial debt covenant under this secured loan.

Debt Maturities

The Company will be required to repay the following principal amounts in connection with its debt obligations (in thousands):

2026	$40,862
2027	41,756
2028	65,596
2029	40,098
2030	40,062
Thereafter	3,554,814
$3,783,188

9. FINANCIAL INSTRUMENTS

Other Secured Loans Swap

In October 2018, in connection with certain secured loans to finance the purchase of certain assets, the Company entered into a swap for $40.0 million notional effective November 1, 2018 with a termination date of November 1, 2028. The swap required the Company to pay a fixed rate of 4.99% and receive the total of LIBOR plus 1.62%, which totaled 3.97% as of December 31, 2018. The Company entered into this swap to hedge certain of its interest rate risks on its variable rate debt. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. The Company has designated the interest rate swap as a cash flow hedge, and all changes in fair value are recognized in other comprehensive income until the hedged interest payments affect earnings.

In May 2023, the Company amended this secured loan and associated interest rate swap to replace the LIBOR reference rate with Term SOFR. The swap requires the Company to pay a fixed rate of 4.99% and receive the total of SOFR plus 1.70%, which totaled 5.52% as of December 31, 2025.

Prior to the May 2023 amendment the fair value of the swap was based on commonly quoted monthly LIBOR rates. Subsequent to this amendment, the fair value of the swap is based on commonly quoted monthly Term SOFR rates. Both the LIBOR and Term SOFR reference rates are considered observable inputs representing a Level 2 measurement within the fair value hierarchy. The fair value of the swap was less than $0.1 million and $0.7 million as of December 31, 2025 and 2024, respectively, and was included in other assets in the consolidated balance sheets. The total change in fair value of the swap’s asset position included in accumulated other comprehensive loss was a decrease of $0.7 million, a decrease of $0.4 million and an increase of $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company reclassified $0.3 million, $0.3 million and $0.3 million of the increase in fair value into net income during years ended December 31, 2025, 2024 and 2023, respectively, representing the amortization of the cash flow hedge fair value to net income.

Forward Foreign Exchange Contracts

The Company enters into forward foreign exchange contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.

As of December 31, 2024, the Company had outstanding foreign exchange contracts related to the British Pound Sterling (GBP 4.6 million in exchange for $3.6 million at a weighted average exchange rate of $1 USD to 0.79 GPB). These contracts had a maturity of less than 12 months and are no longer outstanding as of December 31, 2025.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded net (losses) gains of $(1.5) million, $(0.3) million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts were included in other (expense) income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded net gains (losses) of $0.1 million, $3.2 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, in other income (expense), net in the consolidated statements of operations.

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

Endeavor Share Purchases

In April 2024, WME IMG, LLC (“WME IMG”), an indirect subsidiary of EGH, entered into a stock purchase agreement with Vincent K. McMahon, pursuant to which WME IMG agreed to purchase 1,642,970 shares of TKO Class A common stock held by Mr.

McMahon at a per share price of $89.01 for an aggregate amount of $146.2 million. In December 2024, WME IMG and Endeavor OpCo purchased 863,847 shares of TKO Class A common stock in the open market at an average per share price of $145.32 for an aggregate amount of $125.5 million. These shares of TKO Class A common stock purchased by WME IMG and Endeavor OpCo are included in the calculation of EGH’s total voting interest in TKO as of December 31, 2024.

During the first quarter of 2025, Endeavor OpCo purchased 1,897,650 shares of TKO Class A common stock for an aggregate amount of $300.9 million under a Rule 10b5-1 trading plan. The trading plan was terminated on February 14, 2025. On June 3, 2025, Endeavor OpCo entered into a stock purchase agreement with Vincent K. McMahon, pursuant to which Endeavor OpCo purchased 1,579,080 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $158.32 for an aggregate of $250.0 million. The transaction closed on June 4, 2025. These shares of TKO Class A common stock purchased by Endeavor OpCo are included in the calculation of EGH’s total voting interest in TKO as of December 31, 2025.

Capital Return Program

TKO Share Repurchases

The following summarizes TKO's share repurchase activity during 2023 through 2025:

•
In November 2023, pursuant to the Underwriting Agreement (defined above), the Company agreed to purchase 1,308,729 shares of TKO Class A common stock from the Underwriters, at a price of $76.41 per share, which was equal to the price being paid by the Underwriters to Mr. McMahon, resulting in an aggregate purchase price of approximately $100.0 million. The Company funded the share repurchase with approximately $100.0 million of borrowings under the Revolving Credit Facility. All shares repurchased have been retired.
•
On April 7, 2024, the Company entered into a stock purchase agreement with Mr. McMahon, pursuant to which the Company agreed to purchase 1,853,724 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate of $165.0 million. The Company funded the share repurchase with approximately $150.0 million of borrowings under the Revolving Credit Facility and with cash on hand. All shares repurchased have been retired.
•
In October 2024, the Company announced that its board of directors had authorized a share repurchase program of up to $2.0 billion of the TKO Class A common stock. Share repurchases made under this program during 2025 are summarized below:
o
On September 4, 2025, the Company repurchased 141,922 shares of TKO Class A common stock in a privately negotiated transaction, at a price of $184.25 per share, resulting in an aggregate purchase price of approximately $26.1 million. All shares repurchased have been retired.
o
On September 15, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase $800.0 million of shares of its Class A common stock. Under the ASR Agreement, the Company paid $800.0 million on September 16, 2025 and received an initial delivery of 3,161,430 shares. The transaction was completed on November 18, 2025, at which time the Company received 1,053,960 additional shares. The final number of shares delivered upon settlement of the $800.0 million ASR Agreement was determined based on the volume-weighted average price of $189.78 per share of the TKO Class A common stock during the term of the agreement, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. The shares received were retired in the period they were delivered, and the up-front payment was accounted for as a reduction to stockholders' equity in the Company's consolidated balance sheet in the period the payments were made. The Company reflects the accelerated share repurchases ("ASRs") as a repurchase of Class A common stock in the period delivered for purposes of calculating earnings per share. The ASRs met all of the applicable criteria for equity classification under ASC 815-40, and therefore, was not accounted for as a derivative instrument.
o
On September 15, 2025, the Company entered into a Rule 10b5-1 trading plan providing for up to $174.0 million of repurchases of TKO Class A common stock, which commenced immediately following the completion of the ASR Agreement on November 18, 2025. As of December 31, 2025, 210,805 shares have been repurchased under the Rule 10b5-1 trading plan for an aggregate purchase price of $40.7 million based on an aggregate volume-weighted average price of $193.05 per share.

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

Quarterly Cash Dividend

In October 2024, the Company announced that its board of directors approved a quarterly cash dividend program pursuant to which holders of TKO Class A common stock would receive their pro rata share of approximately $75 million in quarterly distributions to be made by TKO OpCo. No dividends are declared or paid on the TKO Class B common stock, which does not have economic rights.

During 2025, the Company’s board of directors declared quarterly cash dividends of $0.38, $0.38, $0.76, and $0.78 per share respectively. The dividend payments represented TKO’s portion of pro rata distributions from TKO OpCo to its equity holders, which totaled approximately $75 million for each of the first and second quarters, and increased to approximately $150 million for each of the third and fourth quarters.

Principal Stockholder Contributions

During the years ended December 31, 2024 and 2023, the Company received cash contributions of $6.4 million and $5.8 million, and non-cash capital contributions of $1.5 million and $9.0 million, respectively. The cash contributions represented amounts reimbursed to the Company by Mr. McMahon, a former principal holder of TKO Class A common stock, in connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors. The non-cash capital contributions represented amounts paid personally by Mr. McMahon to certain counterparties. There were no contributions received from Mr. McMahon during the year ended December 31, 2025. See Note 22, Related Party Transactions, for additional information.

Net Parent Investment and Accumulated Other Comprehensive Loss

In connection with the Endeavor Asset Acquisition of the Acquired Businesses on February 28, 2025, and the retrospective combination of their results with TKO beginning on September 12, 2023 (the date of TKO’s formation), the portion of net parent investment related to the Acquired Businesses as of September 12, 2023, totaling $1,552.1 million, was reclassified to nonredeemable non-controlling interest. Similarly, the portion of accumulated other comprehensive loss attributable to the Acquired Businesses as of that date, totaling $67.8 million, was also reclassified to nonredeemable non-controlling interest. These reclassifications reflect that TKO Class A common stockholders did not have an economic interest in the Acquired Businesses' historical activity prior to the closing date of the Endeavor Asset Acquisition. Following the close of the Endeavor Asset Acquisition on February 28, 2025, the balance of nonredeemable non-controlling interest related to the Acquired Businesses continues to represent EGH and its subsidiaries' retained economic interest, but is now held through TKO OpCo. As of December 31, 2025, this balance reflects EGH and its subsidiaries' ownership in TKO OpCo, which is exchangeable for shares of TKO Class A common stock.

TKO Ownership Interests

As of December 31, 2025, the Company owned 40.1% of TKO OpCo, and EGH and its subsidiaries owned 59.9% of TKO OpCo.

As of December 31, 2025, EGH and its subsidiaries collectively controlled 63.0% of the voting interests in TKO through their ownership of both Class A common stock and Class B common stock.

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

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary. Following an initial five-year and six month holding period which has now lapsed, the put option is exercisable annually during a three-month window commencing six months after each anniversary of the investment's consummation (typically January through March). The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of December 31, 2025 and 2024, the estimated redemption value was $34.4 million and $21.9 million, respectively.

The changes in carrying value of the redeemable non-controlling interest were as follows (in thousands):

Balance — December 31, 2022	$9,908
Net income attributable to non-controlling interest holders	1,686
Balance — December 31, 2023	$11,594
Net income attributable to non-controlling interest holders	2,234
Accretion	8,036
Balance — December 31, 2024	$21,864
Net income attributable to non-controlling interest holders	6,183
Accretion	6,365
Balance — December 31, 2025	$34,412

12. EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net income (loss) available to common stockholders of the Company during the years ended December 31, 2025 and 2024 and during the period from September 12, 2023 through December 31, 2023, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income (loss) available to common stockholders by the diluted weighted average shares outstanding during the same periods. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (see Note 13, Equity-based Compensation) as well as outstanding shares of TKO Class B common stock were anti-dilutive during the periods.

On September 15, 2025, the Company entered into the ASR Agreement with Morgan Stanley & Co. LLC to repurchase $800.0 million of TKO Class A common stock. On September 16, 2025, the Company paid $800 million and received an initial delivery of 3,161,430 shares and final delivery of an additional 1,053,960 shares on November 18, 2025 based on the volume-weighted average price of TKO Class A common stock during the term of the ASR Agreement. The shares received were immediately retired and reduced weighted-average shares outstanding. Refer to Note 10, Stockholders' Equity for further information related to the ASR Agreement.

The following table presents the computation of based and diluted net earnings (loss) per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Year Ended	Year Ended	Period From
	December 31,	December 31,	September 12 -
	2025	2024	December 31, 2023
Numerator
Net income (loss) attributable to TKO Group Holdings, Inc.	$195,403	$9,408	$(35,227)
Effect of dilutive securities:
Adjustment to net income attributable to TKO Group Holdings, Inc. from the assumed conversion of Class B shares	242,811	(6,613)	—
Net income (loss) attributable to TKO Group Holdings, Inc. used in computing diluted earnings (loss) per share	$438,214	$2,795	$(35,227)

Denominator
Weighted average Class A Common Shares outstanding - Basic	80,818,190	81,340,472	82,808,019
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	1,324,573	917,177	—
Additional shares from the assumed conversion of Class B shares	111,868,309	89,616,891	—
Weighted average number of shares used in computing diluted earnings (loss) per share	194,011,072	171,874,540	82,808,019

Basic earnings (loss) per share	$2.42	$0.12	$(0.43)
Diluted earnings (loss) per share	$2.26	$0.02	$(0.43)

Securities that are anti-dilutive this period
Unvested RSUs	2,171	—	1,636,626
Unvested PSUs	—	—	327,403
TKO Class B Common Shares	—	—	89,616,891

13. EQUITY-BASED COMPENSATION

In connection with the initial public offering of EGH, EGH’s board of directors adopted the EGH 2021 Incentive Award Plan, which became effective April 28, 2021 and was amended and restated effective April 24, 2023 (the “EGH 2021 Plan”). Under the EGH 2021 Plan, EGH granted stock options and RSUs to certain employees and service providers of TKO OpCo.

In addition to the WWE Replacement Awards described in Note 2, Summary of Significant Accounting Policies, the Company’s Board of Directors approved and adopted the TKO 2023 Incentive Award Plan (the “TKO 2023 Plan”) on September 12, 2023. A total of 10,000,000 shares of TKO Class A common stock have been authorized for issuance under the TKO 2023 Plan. The TKO 2023 Plan provides for the grant of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash based awards and dividend equivalents. Awards may be granted under the TKO 2023 Plan to directors, officers, employees, consultants, advisors and independent contractors of the Company and its affiliates (including TKO OpCo and its subsidiaries).

Equity-based compensation expense by plan, which is included within selling, general and administrative expenses on the Company’s consolidated statements of operations, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
EGH 2021 Plan	$3,518	$14,877	$25,875
Replacement Awards under WWE 2016 Plan	9,993	27,746	31,747
TKO 2023 Plan	102,769	59,964	6,724
Other awards (1)	1,308	879	166
Equity-based compensation expense	$117,588	$103,466	$64,512
(1)
Represents equity-based compensation expense related to awards granted under historical compensation plans of the Acquired Businesses.

As of December 31, 2025, total unrecognized equity-based compensation expense for unvested awards and the related remaining weighted average period for expensing is summarized below (dollars in thousands):

	Unrecognized Compensation Costs	Period Remaining (in years)
EGH 2021 Plan	$1,479	0.90
Replacement Awards under WWE 2016 Plan	3,534	0.55
TKO 2023 Plan	227,995	2.21
Equity-based unrecognized compensation expense	$233,008

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

In connection with the Endeavor Asset Acquisition, TKO assumed each unvested EGH RSU previously issued to employees and independent contractors or former service providers related to the Acquired Businesses and converted into TKO RSUs with similar terms and conditions. EGH retained the obligations for settling all EGH PSUs, EGH options, and EGH phantom equity awards. The expense related to these awards is pushed down to the business unit of TKO where the employee or independent contractor provides services as a deemed equity contribution. Following the close of the Endeavor Asset Acquisition, the compensation expense related to the awards retained by EGH will continue to be pushed down to TKO as employees continue to provide services to the entity.

With respect to EGH RSUs held by the Acquired Businesses’ employee or contractor, each EGH RSU was exchanged for 0.22 TKO RSUs at the time of the consummation of the Endeavor Asset Acquisition.

The following table summarizes the RSU award activity under the EGH 2021 Plan for the year ended December 31, 2025:

	Time Vested RSUs		Market / Market and Time Vested RSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2025	1,121,836	$21.59	129,305	$25.12
Vested	(386,470)	$23.85	—	$—
Forfeited	(735,366)	$20.40	(129,305)	$25.27
Outstanding at December 31, 2025	—	$—	—	$—

The following table summarizes the stock option award activity under the EGH 2021 Plan for the year ended December 31, 2025:

	Stock Options
	Units	Weighted- Average Exercise Price
Outstanding at January 1, 2025	493,082	$25.19
Exercised	(406,766)	$24.00
Forfeited	(86,316)	$30.80
Outstanding at December 31, 2025	—	$—

The total grant-date fair value of RSUs and stock options which vested under the EGH 2021 Plan during the years ended December 31, 2025, 2024 and 2023 was $9.2 million, $17.4 million and $18.7 million, respectively. The total intrinsic value of RSUs and stock options which vested under the EGH 2021 Plan during the years ended December 31, 2025, 2024 and 2023 was $11.7 million, $12.7 million and $8.4 million, respectively.

WWE 2016 Plan

Prior to the TKO Transactions, the terms of each WWE award, including vesting and forfeiture, were determined by the administrator of WWE’s 2016 Omnibus Incentive Plan (the “WWE 2016 Plan”).

There have been no changes to the terms of the WWE Replacement Awards during the year ended December 31, 2024. Key grant terms include one or more of the following: (a) time-based vesting over a one- to five-year period; (b) market-based vesting conditions at graduated levels upon the Company’s attainment of certain market price per share thresholds; and (c) expiration dates (if applicable). Granted awards may include time-based vesting conditions only, market-based vesting conditions only, or both.

The following table summarizes the RSU award activity under the WWE 2016 Plan for the year ended December 31, 2025:

	Time Vested RSUs
	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	252,600	$100.65
Vested	(176,326)	$100.65
Forfeited	(1,379)	$100.65
Outstanding at December 31, 2025	74,895	$100.65

The total grant-date fair value of RSUs which vested under the WWE 2016 Plan during the years ended December 31, 2025, 2024 and 2023 was $17.7 million, $26.2 million, and $21.1 million, respectively. The total intrinsic value of RSUs which vested under the WWE 2016 Plan during the years ended December 31, 2025, 2024 and 2023 was $30.3 million, $24.9 million, and $17.0 million, respectively.

The following table summarizes the PSU award activity under the WWE 2016 Plan for the year ended December 31, 2025:

	Time Vested PSUs
	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	184,480	$126.94
Vested	(109,330)	$143.10
Achievement Adjustment	(75,150)	$211.62
Outstanding at December 31, 2025	—	$—

The total grant-date fair value of PSUs which vested under the WWE 2016 Plan during the years ended December 31, 2025, 2024 and 2023 was $15.6 million, $13.8 million and $5.5 million, respectively. The total intrinsic value of PSUs which vested under the WWE 2016 Plan during the years ended December 31, 2025, 2024 and 2023 was $20.4 million, $13.1 million and $4.4 million, respectively.

TKO 2023 Plan

The terms of each award, including vesting and forfeiture, are determined by the administrator of the TKO 2023 Plan. Key grant terms include time-based vesting over a six-month to four-year period.

In connection with the Endeavor Asset Acquisition, the Company converted each EGH RSU held by employees of the Acquired Businesses and independent contractors who provide services to the Acquired Businesses (in each case as of the closing of the Endeavor Asset Acquisition) into TKO RSUs of equal value and on the same vesting conditions. The value of these was determined using the merger consideration in the Endeavor Take-Private and the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024. Effective March 1, 2025, any equity-based compensation expense associated with these awards is included as part of the TKO 2023 Plan in the table above.

Upon the close of the Endeavor Asset Acquisition, the Company issued 160,455 shares of TKO Class A common stock for an aggregate value of $23.5 million to NFL Properties LLC ("NFLP"), as set forth in the Endeavor Asset Acquisition Agreement (such shares, the "NFLP Shares"). Two-thirds of the NFLP Shares were issued with restrictive legends that prohibit NFLP from transferring (i) one-third of the NFLP Shares on or before the 18-month anniversary of the consummation of the Endeavor Asset Acquisition and (ii) one-third of the NFLP Shares on or before the 36-month anniversary of the consummation of the Endeavor Asset Acquisition. The value of these shares was recorded as a component of other current assets and other assets in the Company's consolidated balance sheet during the first quarter of 2025 and will be amortized through 2036. During the year ended December 31, 2025, the Company recorded equity-based compensation expenses of approximately $2.0 million associated with the issuance of the NFLP Shares, which are included within direct operating costs in the Company's consolidated statements of operations.

In January 2024, WWE entered into an Independent Services Contractor and Merchandising Agreement (the “DJ Services Agreement”) with Dwayne Johnson, a member of the Company’s board of directors, pursuant to which Mr. Johnson agreed to provide to WWE certain promotional and other services. See Note 22, Related Party Transactions, for further discussion. As consideration for Mr. Johnson’s services provided under the DJ Services Agreement, the Company granted Mr. Johnson RSUs for an aggregate value of $30.0 million. During the years ended December 31, 2025 and 2024, the Company recorded equity-based compensation expenses of approximately $4.0 million and $17.7 million, respectively, associated with these RSUs, which are included within direct operating costs in the Company’s consolidated statements of operations. The units associated with these awards are included in the table below.

The following table summarizes the RSU award activity under the TKO 2023 Plan for the year ended December 31, 2025:

	Time Vested RSUs
	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	2,107,009	$92.51
Granted	1,161,256	$159.21
Vested	(751,925)	$89.47
Forfeited	(26,324)	$119.37
Outstanding at December 31, 2025	2,490,016	$124.05
Vested and exercisable at December 31, 2025	197,383	$87.23

The weighted average grant-date fair value of RSUs granted under the TKO 2023 Plan during the years ended December 31, 2024 and 2023 was $91.95 and $91.23, respectively.

The total grant-date fair value of RSUs which vested under the TKO 2023 Plan during the years ended December 31, 2025 and 2024 was $67.3 million and $36.7 million, respectively. The total intrinsic value of RSUs which vested under the TKO 2023 Plan during the years ended December 31, 2025 and 2024 was $123.2 million and $42.5 million, respectively. No RSUs vested under the TKO 2023 Plan during the year ended December 31, 2023.

14. EMPLOYEE BENEFITS

From January through March 2025, the Company sponsored two 401(k) defined contribution plans (the “Legacy Plans”) covering substantially all of its employees. Under the Legacy Plans, participants were allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. The Company made matching contributions of 50% of each participant’s contributions under the Legacy Plans, up to 5% of eligible compensation (maximum 2.5% matching contributions) for UFC participants, and up to 6% of eligible compensation (maximum 3% matching contributions) for WWE participants.

In April 2025, the Legacy Plans merged to form the TKO 401(k) Retirement Plan (the “Plan”). The Company makes matching contributions of 50% of each participant’s contributions under the Plan, up to 6% of eligible compensation (maximum 3% matching contributions) for all participants.

In connection with the Endeavor Asset Acquisition, employees of the Acquired Businesses continued to participate in the Endeavor 401(k) plan throughout 2025. Under the Endeavor plan, the Company made matching contributions of 50% of each participant's contributions, up to 4% of eligible compensation (maximum 2% matching contributions) for participants of the Acquired Businesses.

The Company may also make additional discretionary contributions to its defined contribution plans. Employer matching contributions and discretionary contributions were $14.1 million, $13.1 million and $9.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

As discussed in Note 4, Acquisition of WWE, the TKO Transactions are accounted for as a reverse acquisition of WWE using the acquisition method of accounting in accordance with ASC 805. As a result, TKO recorded a fair value step-up on the acquired WWE net assets in the amount of $3.3 billion and deferred tax liabilities in the amount of $379.6 million, all of which was recorded through goodwill as of the Closing Date.

For the years ended December 31, 2025, 2024 and 2023, the effective tax rate was 12.2%, (17.7)%, and 19.9%, respectively.

Income (loss) before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$574,626	$(265,532)	$124,736
Foreign	31,998	55,327	42,247
Total income (loss) before income taxes	$606,624	$(210,205)	$166,983

As further described in Note 3, Recent Accounting Pronouncements, the Company has elected to prospectively adopt the guidance in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. Accordingly, the income tax disclosures in the applicable tables presented below for the current year are presented in accordance with the guidance in ASU 2023-09, while prior year disclosures are disclosed in accordance with guidance prior to the adoption of ASU 2023-09.

The income tax provision for year ended December 31, 2025 consists of the following in accordance with the guidance in ASU 2023-09 (in thousands):

Year Ended December 31,
2025
Current:
U.S. federal	$32,463
State and local	10,977
Foreign	40,475
Total Current	83,915
Deferred:
U.S. federal	(1,053)
State and local	(6,082)
Foreign	(3,009)
Total Deferred	(10,144)
Total provision for income taxes	$73,771

The income tax provision for years ended December 31, 2024 and 2023 consists of the following in accordance with guidance prior to the adoption of ASU 2023-09 (in thousands):

	Year Ended December 31,
	2024	2023
Current:
U.S. federal, state and local	$38,510	$5,694
Foreign	68,162	28,280
Total Current	106,672	33,974
Deferred:
U.S. federal, state and local	(62,439)	(7,883)
Foreign	(6,978)	7,105
Total Deferred	(69,417)	(778)
Total provision for income taxes	$37,255	$33,196

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09.

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

	Year Ended December 31, 2025
	Amount	%
Earnings from continuing operations, before income tax expense	$606,624
U.S Federal Statutory Tax Rate	127,392	21.0%
United States
State and Local Income Taxes (1)	3,199	0.5%
Federal
Effect of Cross-Border Tax Laws:
Foreign Derived Intangible Income Deduction	(6,502)	(1.1)%
Other	6,205	1.0%
Tax Credits
Foreign Tax Credit	(15,686)	(2.6)%
Changes in Valuation Allowances	(986)	(0.1)%
Non Taxable or Nondeductible Items
Nondeductible compensation (162M)	9,599	1.6%
Partnership Income Not Subject to Tax	(68,531)	(11.3)%
Equity-based compensation	(8,178)	(1.3)%
Other	1,388	0.2%
Other Adjustments	(803)	(0.1)%
Saudi Arabia
Withholding Tax	15,677	2.6%
Other	(13)	(0.0)%
Other Foreign Jurisdictions	11,512	1.9%
Changes in Unrecognized Tax Benefits	(502)	(0.1)%
Income Tax Expense	$73,771	12.2%

(1)
In 2025, state and local taxes in California, New York and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

	Year Ended December 31,
	2024	2023
U.S. statutory federal income tax of 21%	$(44,142)	$35,066
Partnership income not subject to tax	40,115	(60,382)
Tax impact of foreign operations	42,970	42,898
UK ORIP Tax	2,894	1,215
Provision to return	1,333	2,145
Permanent differences	2,863	2,029
Nondeductible officers compensation	7,943	4,465
Equity method investments	435	(2,686)
Third party ownership reversal	—	(167)
Opening balance remeasurement	—	4,270
Valuation allowance	20,551	(1,180)
Unrecognized tax benefits	2,428	3,836
U.S. state and local taxes	(7,921)	176
Foreign tax credit, net of expiration	(25,606)	—
Other	(6,608)	1,511
Total provision for income taxes	$37,255	$33,196

Principal components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Compensation and severance	$16,037	$14,382
Net operating loss, capital loss and tax credits carried forward	47,643	50,853
Lease liability	30,427	35,404
Accrued expenses	15,500	30,880
Other	3,689	6,077
Total gross deferred tax assets	113,296	137,596
Less: valuation allowance	(44,958)	(36,616)
Net deferred tax assets	68,338	100,980

Deferred tax liabilities:
Property, buildings, and equipment	(28,257)	(35,022)
Loss contracts	—	(7,793)
Intangible assets	(291,497)	(374,606)
Lease asset	(29,068)	(34,201)
Investments	(10,424)	(7,755)
Other liabilities	(6,305)	—
Net deferred tax liabilities	(365,551)	(459,377)

Total net deferred tax (liabilities) assets	$(297,213)	$(358,397)

As of December 31, 2025 and 2024, the Company had net operating losses of $89.6 million and $71.4 million, respectively, which expire over various time periods ranging from 5 years to no expiration. In addition, as of December 31, 2025, the Company has foreign tax credit carryforwards of $27.8 million, which expire in years 2032 through 2035.

ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of the Company’s deferred tax asset will not be realized upon available positive and negative evidence. After reviewing all available positive and negative evidence as of December 31, 2025 and 2024, the Company recorded a valuation allowance of $45.0 million and $36.6 million, respectively, against foreign tax credits and certain net operating losses.

The Company had unrecognized tax benefits of $36.7 million, $38.0 million and $39.3 million, respectively, as of December 31, 2025, 2024 and 2023. The aggregate changes to the liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$37,962	$39,250	$34,749
Acquisitions	—	—	2,549
Gross increases	7,144	10,042	9,268
Gross decreases	(3,119)	(4,335)	(274)
Lapse of statue of limitations	(5,540)	(6,946)	(7,472)
Translation adjustments	206	(49)	430
Ending balance	$36,653	$37,962	$39,250

The Company recognizes interest and penalties related to uncertain tax benefits in its provisions for income taxes. The Company had accrued interest and penalties of $14.4 million and $12.9 million as of December 31, 2025 and 2024, respectively.

Of the $51.0 million combined unrecognized tax benefits and accrued interest and penalties as of December 31, 2025, $42.3 million is subject to an offsetting indemnity asset, as set forth in the Endeavor Asset Acquisition Agreement, which is included as a component of Other assets on the Company's consolidated balance sheets.

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

The Company is subject to taxation in various state and foreign jurisdictions. As of December 31, 2025, the Company is generally subject to review by U.S. federal taxing authorities for the years 2020 through 2022.

ASU 2023-09 also requires disclosure of disaggregated income tax payment which is shown below for the year ended December 31, 2025. Refer to the accompanying consolidated statements of cash flows for the disclosure of income taxes paid for the years ended December 31, 2024 and 2023.

Year Ended December 31,
2025
US Federal:
Federal	$10,372
State	6,913
Foreign:
Saudi Arabia	14,908
Canada	3,693
Other	21,438
Total income taxes paid	$57,324

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

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). Various jurisdictions have adopted or are in the process of enacting legislation to adopt GloBE rules and other countries are expected to adopt GloBE rules in the future. While changes in tax laws in the various countries in which the Company operates can negatively impact the Company’s results of operations and financial position in future periods, the Company’s impact related to the adoption of the GloBE rules was not material to the Company’s consolidated financial position. In June 2025, the G7 and the U.S. Department of the Treasury issued a statement that outlined a shared understanding to exclude U.S. parented groups from certain aspects of the Pillar 2 global minimum tax rules (the "G7 Statement"). The Company will continue to monitor developments related to the G7 Statement, which has not yet been incorporated into the OECD framework. As countries continue to enact and refine the Pillar 2 rules, the Company will evaluate the impact on its financial position. Recent G7 Country (Canada, France, Germany, Italy, Japan and the UK) statements released a side-by-side (SbS) safe harbor that exempts certain U.S.-parented groups from these rules. The side-by-side Safe Harbor provides that Multinational Enterprise Groups with an Ultimate Parent Entity (UPE) in a jurisdiction with qualified SbS regime will not be subject to the Income Inclusion Rule and Undertaxed Profits Rule if they elect the SbS Safe Harbor, applicable as of the beginning of 2026. The Company continues to monitor United States and global legislative actions as well as administrative guidance related to Pillar Two for potential impacts.

16. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the distribution of content, (ii) ticket sales at live events and site fees, (iii) partnerships and marketing sales, and (iv) consumer products licensing.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	Year Ended December 31, 2025
	UFC	WWE	IMG	Corporate & Other	Total
Media rights, production and content	$907,659	$1,000,565	$672,761	$24,131	$2,605,116
Live events and hospitality	232,937	412,822	611,273	82,424	$1,339,456
Partnerships and marketing	314,271	159,583	68,956	45,706	$588,516
Consumer products licensing and other	47,294	136,425	14,269	46,801	$244,789
Eliminations	—	—	—	—	(42,726)
Total	$1,502,161	$1,709,395	$1,367,259	$199,062	$4,735,151

	Year Ended December 31, 2024
	UFC	WWE	IMG	Corporate & Other	Total
Media rights, production and content	$879,427	$865,460	$721,254	$32,264	$2,498,405
Live events and hospitality	220,400	338,555	1,156,774	75,350	1,791,079
Partnerships and marketing	251,407	82,991	73,328	37,159	444,885
Consumer products licensing and other	55,007	111,094	18,874	25,501	210,476
Eliminations	—	—	—	—	(60,604)
Total	$1,406,241	$1,398,100	$1,970,230	$170,274	$4,884,241

	Year Ended December 31, 2023
	UFC	WWE	IMG	Corporate & Other	Total
Media rights, production and content	$870,551	$249,496	$692,224	$15,870	$1,828,141
Live events and hospitality	167,942	87,705	650,585	81,524	987,756
Partnerships and marketing	196,296	17,957	79,103	26,397	319,753
Consumer products licensing and other	57,412	27,609	15,198	8,196	108,415
Eliminations	—	—	—	—	(19,269)
Total	$1,292,201	$382,767	$1,437,110	$131,987	$3,224,796

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of December 31, 2025 (in thousands):

2026	$3,343,921
2027	3,159,081
2028	2,967,577
2029	2,634,614
2030	1,695,148
Thereafter	2,911,869
Total remaining performance obligations	$16,712,210

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the years ended December 31, 2025, 2024 and 2023.

Contract Assets

Contract assets (i.e., unbilled receivables) are established when revenue is recognized, but due to contractual terms over the timing of invoicing, the Company does not have right to invoice the customer or the right to payment of consideration for goods and services provided from the customer as of the balance sheet date. As of December 31, 2025 and 2024, contract assets were $71.3 million and $32.3 million, respectively, and were included in accounts receivable, net on the Company's consolidated balance sheets.

Contract Liabilities (Deferred Revenues)

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. The Company’s deferred revenue balance primarily relates to advance payments received related to its content distribution rights agreements, live events and hospitality arrangements, consumer products licensing agreements and partnerships and marketing arrangements, as well as memberships for the Company’s subscription services. Deferred revenue is included within current liabilities and in other long-term liabilities in the consolidated balance sheets. Total deferred revenue as of December 31, 2025 was $703.2 million. Total deferred revenue as of December 31, 2024 was $470.7 million, of which $374.4 million was recognized as revenue during the fiscal year ended December 31, 2025.

17. RESTRUCTURING CHARGES

Beginning in the third quarter of 2023, the Company implemented an ongoing cost reduction program, primarily related to realizing synergy opportunities and integrating the combined operations of WWE and UFC, which resulted in the recording of termination benefits for a workforce reduction of certain employees and contract termination costs for independent contractors in the WWE segment and Corporate group. As a result, the Company recorded restructuring charges of $10.4 million, $17.3 million and $41.4 million, respectively, for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts include equity-based compensation expenses of $0.0 million, $3.3 million and $19.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. These restructuring charges are recorded in accrued liabilities and additional paid-in-capital on the consolidated balance sheets and within direct operating costs and selling, general and administrative expenses in the consolidated statements of operations, respectively.

Changes in the Company’s restructuring liability through December 31, 2025 were as follows (in thousands):

Balance — December 31, 2023	$9,725
Restructuring charges (excluding share-based compensation expense)	13,978
Payments	(20,471)
Balance — December 31, 2024	$3,232
Restructuring charges (excluding share-based compensation expense)	10,489
Payments	(10,516)
Balance — December 31, 2025	$3,205

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded content production incentives of $16.6 million, $13.6 million and $13.1 million, respectively, related to qualifying content production activities in the WWE segment. These incentives are recorded as an offset to production expenses within direct operating costs on the Company’s consolidated statements of operations.

During the years ended December 31, 2025 and 2024, the Company recorded infrastructure improvement incentives of $12.1 million and $11.0 million, respectively, related to qualifying capital expenditures associated with the buildout of WWE's leased corporate headquarters and media production facilities. These incentives are recorded as an offset to property, buildings and equipment, net in the consolidated balance sheets.

19. SEGMENT INFORMATION

Prior to the Endeavor Asset Acquisition, the Company identified two reportable segments: UFC and WWE, to align with how the Company’s chief operating decision maker (the “CODM”), the Chief Executive Officer, managed the businesses, evaluated financial results, and made key operating decisions. Subsequent to the Endeavor Asset Acquisition and effective February 28, 2025, the Company identified three reportable segments—UFC, WWE and IMG—to align with how the Company’s CODM manages the businesses, evaluates financial results, and makes key operating decisions. The UFC segment consists entirely of the operations of the Company's UFC business and the WWE segment consists entirely of the operations of the Company's WWE business. The IMG segment consists of the operations of the IMG business and On Location.

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

Revenue from our Corporate and Other group principally consists of media rights fees associated with the distribution of PBR's programming content; ticket sales and site fees associated with live events; partnerships and marketing; and consumer products licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing.

General and administrative expenses relate largely to corporate activities, including information technology, facilities, legal, human resources, finance and accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support all reportable segments. Corporate and Other expenses also include service fees paid by the Company to EGH and its subsidiaries under the Services Agreement, inclusive of fees paid for revenue producing services related to the segments. On the closing date of the Endeavor Asset Acquisition, the Services Agreement between EGH and TKO OpCo was terminated and the Transition Services Agreement was entered into between the EGH Parties, TWI and the TKO Parties.

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

The Company does not disclose assets by segment information. The Company does not provide assets by segment information to the Company’s CODM, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment. A significant portion of the Company’s assets represent goodwill and intangible assets arising from the TKO Transactions and the Endeavor Asset Acquisition.

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands)

UFC

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,502,161	$1,406,241	$1,292,201
Direct operating costs (1)	433,173	430,223	383,388
Selling, general and administrative expenses (1)	218,037	175,024	153,149
Adjusted EBITDA	850,951	800,994	755,664

WWE

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,709,395	$1,398,100	$382,767
Direct operating costs (1)	495,671	426,900	125,685
Selling, general and administrative expenses (1)	317,225	290,032	94,101
Adjusted EBITDA	896,499	681,168	162,981

IMG

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,367,259	$1,970,230	$1,437,110
Direct operating costs (1)	878,600	1,644,187	986,151
Selling, general and administrative expenses (1)	328,690	374,013	329,812
Adjusted EBITDA	159,969	(47,970)	121,147

(1)
Direct operating costs and selling, general and administrative expenses included in the measure of Adjusted EBITDA for each segment excludes reconciling items included in the reconciliation of segment profitability below.

Revenue

	Year Ended December 31,
	2025	2024	2023
UFC	$1,502,161	$1,406,241	$1,292,201
WWE	1,709,395	1,398,100	382,767
IMG	1,367,259	1,970,230	1,437,110
Total revenue from reportable segments	4,578,815	4,774,571	3,112,078
Corporate and Other	199,062	170,274	131,987
Eliminations	(42,726)	(60,604)	(19,269)
Total revenue	$4,735,151	$4,884,241	$3,224,796

Reconciliation of segment profitability

	Year Ended December 31,
	2025	2024	2023
UFC	$850,951	$800,994	$755,664
WWE	896,499	681,168	162,981
IMG	159,969	(47,970)	121,147
Total Adjusted EBITDA from reportable segments	1,907,419	1,434,192	1,039,792
Corporate and Other	(322,162)	(352,261)	(192,019)
Total Adjusted EBITDA	1,585,257	1,081,931	847,773
Reconciling items:
Equity earnings of affiliates	(13,437)	(4,461)	(9,212)
Interest expense, net	(202,724)	(235,792)	(229,605)
Depreciation and amortization	(484,990)	(457,925)	(224,051)
Equity-based compensation expense (1)	(117,588)	(103,466)	(64,512)
Merger acquisition and earn-out costs (2)	(51,722)	(21,173)	(85,474)
Certain legal costs (3)	(60,395)	(401,062)	(38,721)
Restructuring, severance and impairment (4)	(14,122)	(45,674)	(48,416)
Debt transaction costs (5)	(8,718)	(16,230)	—
Foreign exchange (losses) and gains (6)	(13,701)	(9,939)	14,811
Other adjustments (7)	(11,236)	3,586	4,390
Income (loss) before income taxes and equity earnings of affiliates	$606,624	$(210,205)	$166,983

(1)
Equity-based compensation represents non-cash compensation expense for awards issued under Endeavor’s 2021 Plan subsequent to its April 28, 2021 IPO, for the WWE Replacement Awards and for awards issued under the 2023 Incentive Award Plan. For the years ended December 31, 2025 and 2024, equity-based compensation includes $4.0 million and $17.7 million, respectively, of expense associated with certain services provided by an independent contractor in the WWE segment. For the years ended December 31, 2024 and 2023, equity-based compensation includes $3.3 million and $19.9 million, respectively, of expense associated with accelerated vesting of the WWE Replacement Awards related to the workforce reduction of certain employees in the WWE segment and Corporate.
(2)
Includes (i) certain costs of professional fees and bonuses related to the TKO Transactions and payable contingent on the closing of the TKO Transactions primarily incurred during the year ended December 31, 2023 and (ii) certain costs of professional advisors related to other strategic transactions, primarily the Endeavor Asset Acquisition, incurred during the years ended December 31, 2025 and 2024, and (iii) certain costs related to integration initiatives resulting from the Endeavor Asset Acquisition. Also includes fair value adjustments for contingent consideration liabilities associated with past acquisitions.
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
(4)
Includes costs resulting from the Company’s cost reduction program during the years ended December 31, 2025, 2024 and 2023, as described in Note 17, Restructuring Charges. Additionally, during the years ended December 31, 2025 and 2024, the Company recorded impairment charges of $3.6 million and $27.9 million, respectively, as described in Note 5, Supplementary Data.
(5)
For the years ended December 31, 2025 and 2024, the Company incurred certain costs associated with amending its existing debt facilities, as described further in Note 8, Debt.
(6)
Includes gains and losses on foreign exchange transactions.
(7)
For the year ended December 31, 2025, other adjustments were comprised of a net loss of $9.6 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building. For the year ended December 31, 2024, other adjustments were comprised primarily of gains of approximately $3.2 million related to the change in the fair value of embedded foreign currency derivatives, partially offset by losses of $0.3 million related to the change in the fair value of forward exchange contracts and $1.1 million on the disposal of assets. For the year ended December 31, 2023, other adjustments were comprised primarily of gains of approximately $3.2 million related to the change in the fair value of forward foreign exchange contracts and gains of $1.7 million related to the change in the fair value of embedded foreign currency derivatives, partially offset by losses of $1.4 million on the disposal of assets.

Geographic information

Revenue by major geographic region is based upon the geographic location of where our revenue is generated. The information below summarizes our revenue by geographic area:

	Year Ended December 31,
	2025	2024	2023
North America	$3,514,848	$2,999,284	$2,096,314
Europe/Middle East/Africa	898,150	1,459,627	767,887
Asia Pacific	241,672	337,522	285,692
Latin America	80,481	87,808	74,903
Total revenue	$4,735,151	$4,884,241	$3,224,796

The Company's property, buildings and equipment were almost entirely located in the United States at December 31, 2025 and 2024.

20. LEASES

As of December 31, 2025, the Company’s lease portfolio consisted of operating and finance leases, in which the Company is the lessee, primarily for real estate property for offices around the world. In addition, the Company has various live event production service arrangements that contain operating and finance equipment leases. The Company’s real estate leases have remaining lease terms of approximately one year to 26 years, some of which include one or more options to renew. These renewal terms can extend the lease term and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by the Company’s lease agreements.

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and finance leases for the periods presented (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$26,062	$22,924	$7,227
Interest on lease liabilities	19,787	20,246	6,997
Operating lease costs	19,339	21,956	16,725
Other short-term and variable lease costs	3,017	1,086	1,480
Total lease costs	$68,205	$66,212	$32,429

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$19,787	$22,531	$8,072
Operating cash flows from operating leases	$17,692	$20,643	$15,867
Finance cash flows from finance leases	$18,667	$12,111	$938
Right-of-use assets obtained in exchange for new finance lease liabilities (1)	$9,266	$22,937	$257,359
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$5,381	$7,249	$24,356

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years) - finance leases	22.0	23.3
Weighted-average remaining lease term (in years) - operating leases	5.0	5.1
Weighted-average discount rate - finance leases	8.2%	8.2%
Weighted-average discount rate - operating leases	6.6%	6.7%

(1)
The amounts for the year ended December 31, 2023 are primarily related to the assets acquired from WWE as discussed in Note 4, Acquisition of WWE.

Maturity of lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating	Finance
	Leases	Leases
2026	$20,866	$39,703
2027	17,278	28,133
2028	9,472	18,241
2029	5,769	18,241
2030	4,309	17,618
Thereafter	12,123	430,978
Total future minimum lease payment	69,817	552,914
Less: imputed interest	(11,106)	(310,714)
Present value of future minimum lease payments	58,711	242,200
Less: current portion of lease liabilities	(17,648)	(22,741)
Long-term lease liabilities	$41,063	$219,459

21. COMMITMENTS AND CONTINGENCIES

The Company enters into long-term commercial partnership arrangements and other executory contracts in the ordinary course of business. Accordingly, as of December 31, 2025, the Company has no material unconditional purchase obligations required to be disclosed in accordance with ASC 440, Commitments.

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

On May 29, 2025, a similar complaint was filed by a current Professional Fighters League fighter named Phil Davis. Davis v. Zuffa, LLC et al., No. 2:25-cv-00946-RFB-BNW (D. Nev.) (the “Davis” case). The Davis complaint also asserts nearly identical allegations as in Johnson and Cirkunovs, except Davis seeks to represent a class of fighters who competed in U.S.-bouts for non-UFC promotions from May 29, 2021, onward, excluding all currently contracted UFC fighters, as well as the Johnson and Cirkunovs class members. The Davis case alleges UFC’s alleged anticompetitive conduct impairs the ability of non-UFC fighters to advance their careers and artificially suppresses non-UFC fighter pay. The Davis case does not seek monetary damages and instead seeks injunctive relief. No trial date has been set in the Davis action, and discovery has not yet begun. Zuffa has filed a motion to dismiss which argues, among other things, that Davis’ claims are released because of his prior affiliation with UFC and his membership in a class of fighters who have settled and released the same claims against Zuffa as those raised in Davis. While no official order has been entered, the district court has indicated its intention to deny Zuffa’s motion to dismiss Davis.

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

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive, John Laurinaitis, in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and Mr. Laurinaitis and asserting claims under the Trafficking Victims Protection Act. On May 30, 2025, Mr. Laurinaitis was dismissed from the matter with prejudice pursuant to a stipulation of dismissal. WWE has moved to compel the matter to arbitration.

On October 23, 2024, five unnamed plaintiffs filed a lawsuit against Mr. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former World Wrestling Federation ring announcer during the 1980s. On April 28, 2025, plaintiffs filed an amended complaint adding three unnamed plaintiffs, but no new defendants. Defendants WWE and TKO, as well as Mr. McMahon and Linda McMahon, each moved to dismiss all claims on June 11, 2025. On December 10, 2025, the court dismissed the claims asserted by one of the unnamed plaintiffs (and certain other claims asserted against Ms. McMahon) but otherwise denied the motions to dismiss.

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

No. 2024-0432 (“Pontiac Action”). The Pontiac Action similarly alleges breach of fiduciary duty claims against the Individual Defendants and added claims against WWE and TKO for denying stockholders their appraisal rights under DGCL § 262, as well as claims against EGH for aiding and abetting the alleged breaches of fiduciary duties and for civil conspiracy to violate DGCL § 262. On May 2, 2024, the Court entered an order consolidating the Laborers, Palkon and Pontiac Actions under the caption In re World Wrestling Entertainment, Inc. Merger Litigation, C.A. No. 2023-1166-JTL (“Consolidated Action”). On August 8, 2024, the Delaware Court appointed the Laborers and Palkon plaintiffs as co-lead plaintiffs, and the co-lead plaintiffs subsequently designated the Palkon complaint as operative. As a result, WWE, TKO and EGH are no longer defendants. On October 24, 2024, the Delaware Court entered a stipulation dismissing all claims against Messrs. Koonin and Riddick, who, therefore, are no longer defendants. The remaining Individual Defendants filed answers to the complaint on October 28, 2024 and fact discovery closed on December 19, 2025. Trial is scheduled for June 2026.

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

In July 2017, the Italian Competition Authority (“ICA”) issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including IMG. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. IMG investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined IMG approximately EUR 0.3 million. As part of its decision, the ICA acknowledged IMG's cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs (the “Original Plaintiffs”) and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or “Lega Nazionale,” and together with the Original Plaintiffs, the “Plaintiffs”) each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants deriving from the lower value of the media rights in amounts totaling EUR 554.6 million in the aggregate relating to the Original Plaintiffs and EUR 1,750 million relating to Lega Nazionale, along with attorneys’ fees and costs. Since December 2020, four additional clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim damages deriving from the lower value of the media rights in amounts in the aggregate totaling EUR 251.5 million. The Original Plaintiffs and these four additional clubs are also seeking additional damages relating to alleged lost profits and additional charges, quantified in the fourth quarter of 2022 in amounts totaling EUR 1,675 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 284.9 million, in the case of five clubs, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other five cases. Collectively, the interventions of these 14 clubs are the “Interventions.” By judgment issued on May 8, 2024, the Court of Milan ruled that the clubs have a concurrent right to bring a claim, and Lega Nazionale is entitled to retain only 10% of the aggregate loss suffered (if any) by the clubs deriving from the lower value of the media rights. IMG reserved the right to appeal the partial ruling. In December 2022, one further football club filed a separate claim against IMG and certain other unrelated parties seeking damages from all defendants deriving from the lower value of the media rights in the amount of EUR 326.9 million, in addition to alleged additional damages relating to lost profits and additional charges which the club, with defensive brief on May 13, 2024, quantified in amounts totaling EUR 513.5 million. On December 3, 2024, this latter lawsuit was consolidated with the one brought by the Plaintiffs. During April to June 2025, two additional clubs intervened in the proceedings in support of Lega Nazionale’s claims. Such clubs did not bring new claims but only supported those of the Lega Nazionale. In July 2025, a third-party purchased the claim of one of the intervening clubs in support of Lega Nazionale and intervened into the proceedings. This third-party purchaser has merely taken over an existing claim. During December 2025 to January 2026, two additional clubs intervened in the proceedings in support of Lega Nazionale’s claims. Such clubs request alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 277.8 million. Currently, the total number of Interventions amounts to 18 clubs. IMG has defended in its submissions to date, and intends to continue to defend, against all of the damages claims, Interventions and any related claims, and management believes that IMG has meritorious defenses to these claims, including the absence of actual damage. In the event of a negative outcome of the case, any amount awarded to the Lega Nazionale or the clubs (as plaintiffs or intervening clubs) will also need to account for accrued interest and reimbursement of legal costs. IMG may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters.

22. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), who collectively own approximately 63.0% of the voting interest in TKO as of December 31, 2025, provide various services to the Company and, upon consummation of the TKO Transactions, such services are provided pursuant to the Services Agreement which was terminated upon consummation of the Endeavor Asset Acquisition. Additionally, the Company and EGH entered into the Transition Service Agreement effective February 28, 2025. Revenue and expenses associated with such services are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Event and other licensing revenues earned from the Group	$7,245	$1,814	$4,215
Expenses incurred with the Group included in direct operating costs (1)	25,963	18,652	16,667
Expenses incurred with the Group included in selling, general and administrative expenses (2)	44,463	19,992	23,353
Interest expense (income) from the Group, net (3)	(3,295)	15,600	11,612
Net expense resulting from Group transactions included within net income (loss)	$(59,886)	$(52,430)	$(47,417)

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
(3)
The interest expense (income) relate to loans due to or from the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of December 31,
	Classification	2025	2024
Amounts due from the Group	Other current assets	$7,259	$30,450
Amounts due from the Group	Other assets	$42,255	$—
Amounts due to the Group	Other current liabilities	$(31,890)	$(12,077)

Prior to February 28, 2025, the Company reimbursed the Group for third-party costs incurred on the Company’s behalf under the Services Agreement, which was terminated effective that date. During the year ended December 31, 2025, 2024 and 2023, the Company reimbursed $0.1 million, $9.4 and $9.3 million, respectively, under the prior agreement. Under the new Transition Services Agreement, during the year ended December 31, 2025, the Company reimbursed the Group $54.3 million for third-party costs incurred on the Company’s behalf and received $8.0 million in cash payments from the Group related to the transition services provided to the Group.

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

The allocations of General Corporate Expenses, applicable for periods prior to the Endeavor Asset Acquisition on February 28, 2025, are reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative expenses	$21,698	$114,183	$98,526
Other income (expense), net	(11)	(16)	(93)
Total General Corporate Expenses	$21,687	$114,167	$98,433

Net Parent Investment/Non-Controlling Interests

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

Nonredeemable non-controlling interests as of December 31, 2024 in the combined balance sheets and net transfers from parent in the combined statement of stockholders’ equity represent Endeavor Group Holdings, Inc.’s historical investment in the Acquired Businesses and include net earnings (loss) after taxes (Endeavor Group Holdings, Inc.’s basis) and the net effect of transactions with and cost allocations from EGH and its subsidiaries. Also included in these line items are the contributions made by the Company during this period. Such balances are reflected in the combined statements of cash flows based on the cash flows made by Endeavor Group Holdings, Inc. These cash flows are included within net transfers to parent within cash flows from financing activities.

The following table summarizes the components of the net transfers to parent in nonredeemable non-controlling interests for the year ended December 31, 2025 (applicable for periods prior to the Endeavor Asset Acquisition on February 28, 2025):

For the Year Ended December 31, 2025
Cash pooling and general financing activities (1)	$(242,698)
Corporate allocations	21,688
Contributions	—
Net transfers from/(to) parent per the Combined Statements of Equity	$(221,010)
Equity based compensation expense (2)	(1,250)
Currency translation adjustments on intercompany transactions	1,940
Taxes deemed settled with Parent	3,309
Net loss on foreign currency transactions	586
Distributions not settled in cash	—
Contract balances retained by Parent and other	93,900
Net transfers from/(to) parent per the Combined Statements of Cash Flows	$(122,525)

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

The following table summarizes the components of the net transfers from parent in nonredeemable non-controlling interests for the year ended December 31, 2024:

For the Year Ended December 31, 2024
Cash pooling and general financing activities (1)	$(31,319)
Corporate allocations	114,167
Contributions	6,926
Net transfers from parent per the Combined Statements of Equity	$89,774
Equity based compensation expense	(15,756)
Currency translation adjustments on intracompany transactions	3,172
Taxes deemed settled with Parent	7,105
Net loss on foreign currency transactions	(4,719)
Distributions	(67,256)
Net transfers from parent per the Combined Statements of Cash Flows	$12,320

(1)
The nature of activities includes financing activities for capital transfers, cash sweeps, and other treasury services. As part of this activity, certain cash balances are swept to Endeavor Group Holdings, Inc. on a daily basis under the Endeavor Group Holdings, Inc. Treasury function and the Acquired Businesses receive capital from Endeavor Group Holdings, Inc. for its cash needs.

The following table summarizes the components of the net transfers to parent prior to reorganization and acquisition and net transfers from parent subsequent to reorganization and acquisition in nonredeemable non-controlling interests for the year ended December 31, 2023:

For the Year Ended December 31, 2023
Cash pooling and general financing activities (1)	$50,551
Corporate allocations	28,568
Distributions	(259,898)
Contributions	15,243
Net transfers to parent per the Combined Statements of Equity prior to reorganization and acquisition	$(165,536)

Cash pooling and general financing activities (1)	$100,005
Corporate allocations	63,568
Contributions	3,395
Net transfers from parent per the Combined Statements of Equity subsequent to reorganization and acquisition	$166,968
Equity based compensation expense	(26,041)
Currency translation adjustments on intracompany transactions	(3,323)
Taxes deemed settled with Parent	8,691
Net loss on foreign currency transactions	12,636
Distributions subsequent to reorganization	(36,689)
Net transfers to parent per the Combined Statements of Cash Flows	$(43,294)

(1)
The nature of activities includes financing activities for capital transfers, cash sweeps, and other treasury services. As part of this activity, certain cash balances are swept to Endeavor Group Holdings, Inc. on a daily basis under the Endeavor Group Holdings, Inc. Treasury function and the Acquired Businesses receive capital from Endeavor Group Holdings, Inc. for its cash needs.

Vincent McMahon

Vincent K. McMahon, who served as Executive Chair of the Company’s Board of Directors until January 26, 2024, previously controlled a significant portion of the voting interests of the issued and outstanding shares of the Company’s common stock. Mr. McMahon has agreed to make future payments to certain counterparties personally. In accordance with the SEC’s Staff Accounting Bulletin Topic 5T, Miscellaneous Accounting, Accounting for Expenses or Liabilities Paid by Principal Stockholders (“Topic 5T”), the Company concluded that these amounts should be recognized by the Company as expenses in the period in which they become probable and estimable. These payments are considered non-cash capital contributions and are included as a component of principal stockholder contributions in our consolidated statements of stockholders’ equity/net parent investment.

In connection with the acquisition of WWE, the Company assumed $3.5 million of liabilities related to future payments owed by Mr. McMahon to certain counterparties. During the year ended December 31, 2023, the Company recorded $3.5 million of expenses associated with payments made directly by Mr. McMahon to certain counterparties. These costs are included within selling, general and administrative expenses in our consolidated statements of operations. During the years ended December 31, 2024 and 2023, Mr. McMahon made payments of $1.5 million and $5.5 million, respectively, associated with these liabilities to certain counterparties directly. Additionally, during the year ended December 31, 2023, the Company recorded $3.5 million of costs associated with payments made directly by Mr. McMahon related to WWE’s global headquarters lease. These costs are included within finance lease right-of- use assets, net in our consolidated balance sheets. Since these liabilities existed when Mr. McMahon controlled a significant portion of the voting interests of the Company’s common stock, these payments are considered non-cash capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders’ equity/net parent investment.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse the Company for additional costs incurred in connection with and/or arising from the same matters. During the years ended December 31, 2024 and 2023, Mr. McMahon reimbursed the Company $6.4 million and $5.8 million, respectively, associated with these costs. These payments are considered capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders' equity/net parent investment.

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

As discussed in Note 13, Equity-based Compensation, as consideration for Mr. Johnson’s services pursuant to the DJ Services Agreement, and in respect of the intellectual property grants and licenses made by Mr. Johnson and his affiliates in connection therewith, Mr. Johnson received an RSU award for an aggregate value of $30.0 million. During the years ended December 31, 2025 and 2024, the Company recognized equity-based compensation expense of $4.0 million and $17.7 million associated with this award, which is included within direct operating costs in our consolidated statements of operations.

Mr. Johnson also receives annual royalties from WWE and will be entitled to receive royalties in connection with the sale of licensed products that utilize the Assigned IP and his name, likeness and other intellectual property rights in accordance with the DJ Services Agreement. The Company paid $0.9 million of royalties that were earned by Mr. Johnson during each of the years ended December 31, 2025 and 2024. In addition, Mr. Johnson is entitled to reimbursement for certain travel expenses associated with delivering services under the DJ Services Agreement. Such reimbursable expenses totaled $0.6 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

Other Related Parties

During the third quarter of 2025, the Company divested its equity-method investment in Euroleague Ventures S.A. (“Euroleague”). Accordingly, related-party transactions connected with Euroleague are presented through the date of divestiture. For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $16.2 million, $22.2 million and $21.0 million, and incurred direct operating costs of $0.2 million, $1.0 million and $0.3 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights as well as production services. These revenue and costs are reported within the IMG segment. As of December 31, 2024, the Company had a related party receivable $10.7 million. Following the divestiture, Euroleague is no longer a related party; however, the Company continues to maintain a commercial relationship with Euroleague to provide representation, technical, and other services in the ordinary course of business.

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results for the years ended December 31, 2025 and 2024 are as follows (in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
2025 (1):
Revenue	$1,268,800	$1,308,442	$1,119,914	$1,037,995	$4,735,151
Operating income	237,364	368,305	171,963	57,383	835,015
Net income (loss) attributable to TKO Group Holdings, Inc.	58,408	98,365	41,005	(2,375)	195,403
Basic net earnings (loss) per share of Class A common stock	$0.72	$1.20	$0.50	$(0.03)	$2.42
Diluted net earnings (loss) per share of Class A common stock	$0.69	$1.17	$0.47	$(0.08)	$2.26
2024 (1):
Revenue	$1,222,448	$1,193,191	$1,540,683	$927,919	$4,884,241
Operating (loss) income	(173,580)	114,856	34,633	55,037	30,946
Net (loss) income attributable to TKO Group Holdings, Inc.	(103,840)	59,107	23,136	31,005	9,408
Basic net (loss) earnings per share of Class A common stock	$(1.26)	$0.73	$0.29	$0.38	$0.12
Diluted net (loss) earnings per share of Class A common stock	$(1.26)	$0.72	$0.28	$0.28	$0.02

(1)
Financial data for quarterly periods from January 1, 2024 through February 28, 2025 has been retrospectively recast to reflect the Company's common control acquisition of the Acquired Businesses from Endeavor Group Holdings, Inc. and its subsidiaries. Refer to Note 1, Description of Business and Note 2, Summary of Significant Accounting Policies for further details on the Endeavor Asset Acquisition.