Form 10-Q
period 2026-03-31
TKO Group Holdings, Inc.
filed 2026-05-06
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of April 30, 2026, there were 74,967,673 shares of the Registrant’s Class A common stock outstanding and 116,158,615 shares of the Registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical fact contained in this Quarterly Report, including without limitation, statements regarding our expectations surrounding the TKO Transactions and our ability to grow our business and improve our financial position; our expectations regarding strategic transactions, our expectations regarding actions under our capital return program, including the amount and frequency of share repurchases and dividends; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; and our competitive market position within our industry are forward-looking statements.

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
•
our substantial indebtedness; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), as updated by Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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
•
“TKO OpCo” refers to TKO Operating Company, LLC (f/k/a Zuffa Parent, LLC), a Delaware limited liability company and our direct subsidiary.
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
•
“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).
•
“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of March 31,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$788,891	$831,100
Restricted cash	937,337	354,859
Accounts receivable (net of allowance for doubtful accounts of $30,787 and $30,733, respectively)	760,430	558,277
Deferred costs	118,050	234,807
Other current assets	330,063	350,018
Total current assets	2,934,771	2,329,061
Property, buildings and equipment, net	634,784	639,930
Intangible assets, net	3,211,780	3,327,862
Finance lease right-of-use assets, net	255,167	231,839
Operating lease right-of-use assets, net	51,648	54,780
Goodwill	8,444,669	8,444,886
Investments	133,772	131,555
Other assets	356,211	335,908
Total assets	$16,022,802	$15,495,821
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$210,809	$194,807
Accrued liabilities	429,089	526,303
Current portion of long-term debt	45,887	38,061
Current portion of finance lease liabilities	27,245	22,741
Current portion of operating lease liabilities	18,100	17,648
Deferred revenue	552,116	663,015
Other current liabilities	908,800	384,588
Total current liabilities	2,192,046	1,847,163
Long-term debt	4,594,033	3,724,063
Long-term finance lease liabilities	240,679	219,459
Long-term operating lease liabilities	38,951	41,063
Deferred tax liabilities	301,063	301,747
Other long-term liabilities	129,523	112,247
Total liabilities	7,496,295	6,245,742
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	34,412	34,412
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 74,962,325 and 77,767,155 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 116,158,615 and 116,158,615 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	1	1
Additional paid-in capital	4,781,252	4,552,151
Accumulated other comprehensive loss	(20,863)	(17,458)
Accumulated deficit	(1,384,429)	(797,314)
Total TKO Group Holdings, Inc. stockholders’ equity	3,375,962	3,737,381
Nonredeemable non-controlling interests	5,116,133	5,478,286
Total stockholders' equity	8,492,095	9,215,667
Total liabilities, redeemable non-controlling interests and stockholders' equity	$16,022,802	$15,495,821

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,596,876	$1,268,800
Operating expenses:
Direct operating costs	734,357	567,616
Selling, general and administrative expenses	380,238	363,285
Depreciation and amortization	143,802	100,535
Total operating expenses	1,258,397	1,031,436
Operating income	338,479	237,364
Other expenses:
Interest expense, net	(60,565)	(44,765)
Other income (expense), net	4,226	(8,385)
Income before income taxes and equity earnings of affiliates	282,140	184,214
Provision for income taxes	33,982	21,182
Income before equity earnings of affiliates	248,158	163,032
Equity earnings of affiliates, net of tax	1,635	2,524
Net income	249,793	165,556
Less: Net income attributable to non-controlling interests	160,442	107,148
Net income attributable to TKO Group Holdings, Inc.	$89,351	$58,408
Basic net earnings per share of Class A common stock	$1.16	$0.72
Diluted net earnings per share of Class A common stock	$1.12	$0.69
Weighted average number of common shares used in computing basic earnings per share	77,325,480	81,571,149
Weighted average number of common shares used in computing diluted net earnings per share	194,631,394	181,520,718

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$249,793	$165,556
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(9,094)	12,916
Cash flow hedges:
Change in net unrealized gains (losses)	165	(396)
Amortization of cash flow hedge fair value to net income	(76)	(76)
Total comprehensive income, net of tax	240,788	178,000
Less: Comprehensive income attributable to non-controlling interests	155,029	113,648
Comprehensive income attributable to TKO Group Holdings, Inc.	$85,759	$64,352

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2026
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2025	77,767	$1	116,159	$1	$4,552,151	$(17,458)	$(797,314)	$3,737,381	$5,478,286	$9,215,667
Comprehensive income (loss)	—	—	—	—	—	(3,405)	90,468	87,063	153,724	240,787
Distributions to members	—	—	—	—	—	—	—	—	(90,826)	(90,826)
Contributions from parent	—	—	—	—	—	—	—	—	368	368
Stock issuances and other, net	519	—	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(3,324)	—	—	—	(166,398)	—	(671,912)	(838,310)	—	(838,310)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(5,671)	(5,671)	—	(5,671)
Equity-based compensation	—	—	—	—	36,635	—	—	36,635	—	36,635
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(8,089)	—	—	(8,089)	—	(8,089)
Cash dividends declared ($0.78 per share for Class A shareholders)	—	—	—	—	(58,466)	—	—	(58,466)	—	(58,466)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	425,419	—	—	425,419	(425,419)	—
Balance, March 31, 2026	74,962	$1	116,159	$1	$4,781,252	$(20,863)	$(1,384,429)	$3,375,962	$5,116,133	$8,492,095

	Three Months Ended March 31, 2025
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance, December 31, 2024	81,203	$1	89,617	$1	$4,385,297	$(2,548)	$(291,728)	$4,091,023	$6,029,977	$10,121,000
Comprehensive income	—	—	—	—	—	5,943	60,511	66,454	111,546	178,000
Distributions to members	—	—	—	—	—	—	—	—	(44,338)	(44,338)
Net transfers from parent	—	—	—	—	—	—	—	—	(221,010)	(221,010)
Contributions from parent	—	—	—	—	—	—	—	—	72,719	72,719
Stock issuances and other, net	528	—	26,542	—	23,539	—	—	23,539	—	23,539
Equity-based compensation	—	—	—	—	24,647	—	—	24,647	—	24,647
Cash dividends declared ($0.38 per share for Class A shareholders)	—	—	—	—	(31,058)	—	—	(31,058)	—	(31,058)
Equity impacts arising from changes in ownership	—	—	—	—	49,507	—	—	49,507	—	49,507
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(33,833)	(28,279)	—	(62,112)	62,112	—
Balance, March 31, 2025	81,731	$1	116,159	$1	$4,418,099	$(24,884)	$(231,217)	$4,162,000	$6,011,006	$10,173,006

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$249,793	$165,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,802	100,535
Amortization and impairments of content costs	6,706	6,205
Amortization and write-off of original issue discount and deferred financing cost	867	625
Loss on sale of assets	—	3,399
Equity-based compensation	39,586	30,271
Income taxes	19,718	9,438
Other, net	(2,160)	377
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(205,310)	(57,641)
Other current assets	(789)	(12,228)
Other noncurrent assets	(21,529)	1,695
Deferred costs	115,965	364
Accounts payable, accrued liabilities and other current liabilities	439,873	(169,853)
Deferred revenue	(95,363)	1,659
Other liabilities	3,382	82,422
Net cash provided by operating activities	694,541	162,824
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(19,978)	(27,285)
Investments in affiliates, net	(1,968)	(11,000)
Proceeds from sales of property and equipment	75	5,797
Proceeds from sales of investments and other	392	1,500
Net cash used in investing activities	(21,479)	(30,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(17,001)	(11,026)
Proceeds from borrowings	900,000	—
Repurchase of Class A common stock	(838,310)	—
Net transfers to parent	—	(122,525)
Contributions from parent	—	23,276
Distributions to members	(90,826)	(44,338)
Dividends paid	(58,466)	(31,058)
Payments for financing costs	(14,846)	—
Taxes paid related to net settlement upon vesting of equity awards	(8,089)	—
Net cash used in financing activities	(127,538)	(185,671)
Effects of exchange rate movements on cash	(5,255)	5,200
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	540,269	(48,635)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,185,959	678,083
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,726,228	$629,448
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$63,206	$52,832
Cash payments for income taxes	$21,508	$10,509
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures included in current liabilities	$10,001	$3,211
Capital contribution from parent	$368	$49,443
Accretion of redeemable non-controlling interests	$(1,304)	$(2,102)
Excise taxes on repurchases of common stock	$5,671	$—

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS

TKO Group Holdings, Inc. (the “Company” or “TKO”) is a premium sports and entertainment company that operates leading combat sports and sports entertainment brands. The Company monetizes its media and content properties through four principal activities: (i) Media rights, production and content, (ii) Live events and hospitality, (iii) Partnerships and marketing and (iv) Consumer products licensing.

TKO Formation

TKO was incorporated as a Delaware corporation in March 2023, under the name New Whale Inc., and was formed for the purpose of facilitating the business combination of the Ultimate Fighting Championship (“UFC”) and World Wrestling Entertainment, LLC (f/k/a World Wrestling Entertainment, Inc.) (“WWE”) businesses under TKO Operating Company, LLC (f/k/a Zuffa Parent, LLC) (“Zuffa” or “TKO OpCo”), which owns and operates the UFC and WWE businesses (the “TKO Transactions”), as contemplated within the Transaction Agreement, dated as of April 2, 2023, by and among Endeavor Group Holdings, Inc. (“Endeavor” or “EGH”), Endeavor Operating Company, LLC (“Endeavor OpCo”), TKO OpCo, WWE, TKO, and Whale Merger Sub Inc. (the “Transaction Agreement”). On September 12, 2023, the TKO Transactions were completed with the newly-formed TKO combining the UFC and WWE businesses. TKO OpCo is the accounting acquirer and predecessor to TKO. Under the terms of the Transaction Agreement, at the time of the transaction, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest in the operating subsidiary on a fully diluted basis, TKO OpCo, which owns all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully diluted basis and (2) a 100% economic interest in TKO, which in turn held a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

Endeavor Asset Acquisition

On February 28, 2025, TKO OpCo and TKO (together with TKO OpCo, the “TKO Parties”) completed the Endeavor Asset Acquisition, acquiring the IMG business, including certain businesses operating under the IMG brand, On Location, and Professional Bull Riders ("PBR," and collectively, the “Acquired Businesses”), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”). In connection with the Endeavor Asset Acquisition Agreement, the TKO Parties acquired the Acquired Businesses for total consideration of approximately $3.25 billion plus a $50 million purchase price adjustment (based on the volume-weighted average sales price of TKO's Class A common stock, par value $0.00001 per share (the “TKO Class A common stock”), for the twenty-five trading days ending on October 23, 2024). The EGH Parties received approximately 26.54 million common units of TKO OpCo and subscribed for an equivalent number of corresponding shares of TKO Class B common stock, par value $0.00001 per share (the "TKO Class B common stock").

On February 28, 2025, prior to the close of the Endeavor Asset Acquisition, EGH, through its subsidiaries, had controlled approximately 54% of the voting interests in TKO through its ownership of both TKO Class A common stock and TKO Class B common stock. Upon consummation of the Endeavor Asset Acquisition, EGH through its subsidiaries, controlled approximately 61% of the voting interest in TKO. The Endeavor Asset Acquisition was treated as a merger between entities under common control, due to EGH's control of both TKO and the Acquired Businesses. As a result of the common control acquisition, the net assets of the Acquired Businesses were combined with those of TKO at their historical carrying amounts, and the financial statements have been retrospectively recast on a combined basis for historical periods prior to February 28, 2025, because they were under common control for all periods presented.

In connection with the Endeavor Asset Acquisition, the Company incurred transaction costs of $0.3 million and $36.0 million for the three months ended March 31, 2026 and 2025, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

Endeavor Take-Private Transaction

On March 24, 2025, Silver Lake Group, LLC (“Silver Lake”) and its affiliates completed the previously announced acquisition (the “Endeavor Take-Private Transaction”) of EGH, as described in a Current Report on Form 8-K filed by EGH on March 24, 2025. Upon the consummation of the Endeavor Take-Private Transaction, Silver Lake, through its ownership of EGH and its subsidiaries, controls TKO. While Silver Lake's control was established in 2025 through the Endeavor Take-Private Transaction, EGH has maintained control over TKO since TKO's original formation. As of the effective time of the Endeavor

Take-Private Transactions, Silver Lake and its affiliates beneficially owned approximately 61% of the total voting securities of the Company.

Financial results and information included in the accompanying interim consolidated financial statements include the financial results and information of TKO and its consolidated subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2025 Annual Report. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Combined Financial Statements for Historical Recast Periods

On February 28, 2025, the Company completed the Endeavor Asset Acquisition, pursuant to which the Company acquired the IMG business, including certain businesses operating under the IMG brand, On Location, and PBR (collectively, the “Acquired Businesses”) from EGH and its subsidiaries in a transaction between entities under common control. As such, the financial statements for periods prior to the acquisition reflect the combined results of the Company and the Acquired Businesses as if they had been part of the Company during the historical periods under common control. For periods prior to the February 28, 2025 acquisition date, the historical financial information of the Acquired Businesses was derived from the historical combined financial statements and accounting records of Endeavor Group Holdings, Inc. and presented on a historical cost basis. Such historical financial information may not be indicative of the results that would have been achieved had the Acquired Businesses operated as a separate stand-alone entity during the periods presented, nor is it necessarily indicative of future results. See the Company’s 2025 Annual Report for additional information regarding the transaction and the related retrospective recast.

Principles of Consolidation

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company ultimately controls the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of March 31, 2026, the Company owned 39.2% of TKO OpCo.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends ASC 326-20 to provide a practical expedient (for all entities) which permits an entity to assume the current conditions do not change with respect to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted, and the amendments should be applied prospectively. The Company adopted this guidance on January 1, 2026 and elected the practical expedient with no material effect on the Company's financial position or results of operation.

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

4. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the production and distribution of content, (ii) ticket sales at live events, hospitality sales and financial incentive packages, (iii) partnerships and marketing, and (iv) consumer products licensing and other.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	For the Three Months Ended March 31, 2026
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$275,315	$281,673	$160,245	$8,935	$726,168
Live events and hospitality	48,493	123,470	467,651	33,011	672,625
Partnerships and marketing	67,095	26,234	21,506	16,276	131,111
Consumer products licensing and other	10,318	44,281	6,132	15,684	76,415
Eliminations	—	—	—	—	(9,443)
Total revenue	$401,221	$475,658	$655,534	$73,906	$1,596,876

	For the Three Months Ended March 31, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$224,097	$251,615	$161,306	$3,308	$640,326
Live events and hospitality	58,623	76,279	288,386	33,393	456,681
Partnerships and marketing	64,344	25,577	22,335	12,113	124,369
Consumer products licensing and other	12,683	38,069	4,241	5,563	60,556
Eliminations	—	—	—	—	(13,132)
Total revenue	$359,747	$391,540	$476,268	$54,377	$1,268,800

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of March 31, 2026 (in thousands):

Remainder of 2026	$2,665,151
2027	3,290,367
2028	3,088,445
2029	2,695,391
2030	1,722,921
Thereafter	3,171,293
Total remaining performance obligations	$16,633,568

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2026 and 2025, respectively.

Contract Assets

Contract assets (i.e., unbilled receivables) are established when revenue is recognized, but due to contractual terms over the timing of invoicing, the Company does not have right to invoice the customer or the right to payment of consideration for goods and services provided from the customer as of the balance sheet date. As of March 31, 2026 and December 31, 2025, contract assets were $156.8 million and $71.3 million, respectively, and were included in accounts receivable, net on the Company's consolidated balance sheets.

Contract Liabilities (Deferred Revenues)

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. The Company’s deferred revenue balance primarily relates to advance payments received related to its content distribution rights agreements, live event and hospitality arrangements, consumer products licensing agreements and partnerships and marketing arrangements, as well as memberships for the Company’s subscription services. Deferred revenue is included within current liabilities and in other long-term liabilities in the consolidated balance sheets. Total deferred revenue as of March 31, 2026 was $610.5 million. Total deferred revenue as of December 31, 2025 was $703.2 million, of which $430.1 million was recognized as revenue during the three months ended March 31, 2026.

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

As of March 31, 2026, property, buildings and equipment totaled $1,026.1 million, with accumulated depreciation of $391.3 million. As of December 31, 2025, property, buildings and equipment totaled $1,011.2 million, with accumulated depreciation of $371.3 million. Depreciation expense for property, buildings and equipment totaled $22.8 million and $23.0 million for the three months ended March 31, 2026 and 2025, respectively. No impairment charges were recorded during the three months ended March 31, 2026 and 2025.

Other Current Assets

The following is a summary of other current assets (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Prepaid sign-on fee for hospitality rights	$100,000	$100,000
Other current receivables	55,684	36,341
Prepaid event and production-related costs	50,242	33,406
Prepaid taxes	39,819	56,882
Amounts due from the Group (Note 15)	17,306	7,259
Prepaid insurance	11,214	8,983
Inventory	8,634	57,126
Other	47,164	50,021
Total	$330,063	$350,018

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Event and production-related costs	$161,916	$147,628
Legal and professional fees	73,029	45,775
Payroll-related costs	72,831	200,373
Accrued customer refunds	28,576	32,702
Interest	24,566	24,815
Accrued capital expenditures	4,683	8,724
Other	63,488	66,286
Total	$429,089	$526,303

Other Current Liabilities

The following is a summary of other current liabilities (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Collections due to third parties (1)	$859,417	$333,550
Amounts due to the Group (Note 15)	22,917	31,890
Other	26,466	19,148
Total	$908,800	$384,588

(1)
Collections due to third parties represents amounts collected in advance for future event-related services and other contractual obligations, most of which is payable to third-party rights holders under contractual agreements.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no dispositions or impairments to goodwill during the three months ended March 31, 2026 and 2025. The change in the carrying amount of goodwill during the period March 31, 2026 relates to the impact of foreign exchange rates.

Intangible Assets, net

Amortization expense of finite-lived intangible assets was $114.2 million and $71.9 million for the three months ended March 31, 2026 and 2025, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations. Amortization expense for the three months ended March 31, 2026 includes $44.1 million of accelerated amortization related to the 2025 revision of the remaining useful life of a customer relationship asset within the WWE segment, as previously disclosed in the Company’s 2025 Annual Report.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Equity method investments	$105,238	$103,056
Nonmarketable equity investments without readily determinable fair values	28,458	28,423
Nonmarketable equity investments with readily determinable fair values	76	76
Total investment securities	$133,772	$131,555

Equity Method Investments

As of March 31, 2026 and December 31, 2025, the Company’s equity method investments include Sports News Television Limited, EverPass Holdco LLC, and Boxing HoldCo, LLC (d/b/a Zuffa Boxing). The Company’s ownership of its equity method investments ranges from 7% to 50%.

The Company recognized equity earnings of $1.6 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, from its equity method investments. During the three months ended March 31, 2026 and 2025, the Company received distributions of $0.9 million and $3.7 million, respectively, from these equity method investments. During the three months ended March 31, 2025, the Company recorded a net loss on sale of equity method investments of $4.7 million and received proceeds of $1.5 million. The Company did not sell any equity method investments during the three months ended March 31, 2026.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of March 31, 2026 and December 31, 2025, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on its nonmarketable equity investments during the three months ended March 31, 2026 and 2025. In addition, there were no observable price change events that were completed during the three months ended March 31, 2026 and 2025.

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	March 31,	December 31,
	2026	2025
First Lien Term Loan (due November 2031)	$4,605,967	$3,717,569
Other Secured Loans	62,285	63,067
Notes payable	2,902	2,552
Total principal	4,671,154	3,783,188
Unamortized discount	(11,637)	(9,761)
Unamortized debt issuance cost	(19,597)	(11,303)
Total debt	4,639,920	3,762,124
Less: Current portion of long-term debt	(45,887)	(38,061)
Total long-term debt	$4,594,033	$3,724,063

First Lien Term Loan (due November 2031)

As of March 31, 2026 and December 31, 2025, the Company had $4.6 billion and $3.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”) by and among TKO Guarantor, LLC or “TKO Guarantor” (f/k/a “UFC Guarantor, LLC” or “Zuffa Guarantor, LLC”), TKO Worldwide Holdings, LLC or “TKO Worldwide Holdings” (f/k/a “UFC Holdings, LLC”), as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO OpCo and TKO are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities TKO Guarantor and TKO Worldwide Holdings.

On March 10, 2026 (the “Closing Date”), TKO Worldwide Holdings entered into an amendment to the First Lien Credit Agreement to, among other things, (i) provide for an additional $900.0 million incremental first lien secured term loan ("Incremental Term Loan") as a fungible increase to the existing first lien secured term loans of $3.7 billion (the “Existing Term Loans” and together with the Incremental Term Loan, the "Term Loans"), (ii) upsize the revolving credit facility under the existing credit agreement from $205.0 million to $350.0 million (the “Revolving Credit Facility” and together with the Term Loans, the “Credit Facilities”), and (iii) make certain other changes to the First Lien Credit Agreement. The Credit Facilities are secured by liens on substantially all of the assets of TKO Guarantor and TKO Worldwide Holdings and certain subsidiaries thereof. On the Closing Date, TKO Worldwide Holdings borrowed the full $900.0 million of the Incremental Term Loan.

The Incremental Term Loan bears interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. SOFR term loans accrue interest at a rate equal to Term SOFR plus 2.00%, with a SOFR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 1.00%, with an ABR floor of 1.00%. The Incremental Term Loan has the same amortization schedule as the existing first lien term loans, amortizing at 1% per annum, and matures on November 21, 2031.

The Company capitalized $14.8 million in transaction costs related to the amendments associated with the First Lien Credit Agreement during the three months ended March 31, 2026. Of these amounts, $11.0 million was capitalized as a component of long-term debt related to the Incremental Term Loan and $3.8 million was capitalized as a component of other assets related to increasing the borrowing capacity of the Revolving Credit Facility.

The loans made pursuant to the upsized Revolving Credit Facility bear interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. SOFR revolving loans accrue interest at a rate equal to Term SOFR plus 1.50%-1.75%, depending on the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement), with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 0.50%-0.75%, with an ABR floor of 1.00%. The Revolving Credit Facility matures on September 15, 2030.

As of March 31, 2026 and December 31, 2025, there was no outstanding balance under the Revolving Credit Facility.

The First Lien Credit Agreement contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. The Company is only required to comply with the foregoing financial covenant if the sum of outstanding borrowings under the Revolving Credit Facility (excluding any letters of credit, whether drawn or undrawn) is greater than the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the Revolving Credit Facility. This covenant did not apply as of March 31, 2026 and December 31, 2025, as the Company had no borrowings outstanding under the Revolving Credit Facility.

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

As of March 31, 2026 and December 31, 2025, TKO Worldwide Holdings had outstanding letters of credit of $1.1 million.

The estimated fair values of the Company’s outstanding term loans are based on quoted market values for the debt. As of March 31, 2026 and December 31, 2025, the face amount of the Company’s term loans approximated their fair value.

Other Secured Loans

As of March 31, 2026 and December 31, 2025, the Company had $62.3 million and $63.1 million, respectively, of other secured loans outstanding, which were entered into in order to finance the purchase of certain assets. These loans are secured by the underlying assets of the Company and bear interest at rates ranging from SOFR plus 1.70% to SOFR plus 2.25%. Principal amortization is payable in monthly installments with any remaining balance payable on the final maturity dates of November 1, 2028 and January 1, 2031.

One of the Company's other secured loans contains a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no less than 1.15-to-1 as measured on an annual basis. As of March 31, 2026 and December 31, 2025, the Company was in compliance with its financial debt covenant under this secured loan.

9. STOCKHOLDERS’ EQUITY

Endeavor Share Purchases

During the three months ended March 31, 2025, Endeavor OpCo purchased 1,897,650 shares of TKO Class A common stock for an aggregate amount of $300.9 million under EGH and its subsidiaries' Rule 10b5-1 trading plan for the Company. The trading plan was terminated on February 14, 2025.

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

Capital Return Program

TKO Share Repurchases

During the three months ended March 31, 2026, the following share repurchases of TKO Class A common stock were made under the Company's previously announced $2.0 billion share repurchase program:

•
During January 1, 2026 through February 26, 2026, the Company repurchased 187,819 shares of TKO Class A common stock for an aggregate purchase price of $38.3 million based on an aggregate volume-weighted average price of $203.97 per share. All shares repurchased have been retired. The share repurchases were made pursuant to a Rule 10b5-1 trading plan previously executed in September 2025 which expired on February 26, 2026.
•
On March 10, 2026, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase $800.0 million of shares of its Class A common stock. Under the ASR Agreement, the Company paid $800.0 million on March 11, 2026 and received an initial delivery of 3,136,179 shares.

The total number of shares to be repurchased under the ASR Agreement will be based on the volume-weighted average price of the Company’s Class A common stock during the term of the agreement, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. Transactions under the ASR Agreement are expected to be completed by June 2026, and the Company has the option to choose the settlement in cash or shares. The shares received are retired in the period they are delivered, and the up-front payment is accounted for as a reduction to stockholders' equity in the Company's consolidated balance sheet in the period the payments are made. The initial delivery of 3,136,179 shares was recorded on March 11, 2026 as a reduction to accumulated deficit, while the remaining shares to be purchased are recorded as a forward contract as a reduction to additional paid-in capital. The Company reflects the accelerated share repurchases (“ASRs”) as a repurchase of Class A common stock in the period delivered for purposes of calculating earnings per share and as a forward contract indexed to its own Class A common stock. The ASRs met all of the applicable criteria for equity classification under ASC 815-40, and therefore, was not accounted for as a derivative instrument.
•
On March 10, 2026, the Company entered into a new Rule 10b5-1 trading plan providing for up to $200.0 million of repurchases of its Class A common stock, which will commence immediately following the completion of the ASR Agreement. No shares were repurchased under this Rule 10b5-1 trading plan during the three months ended March 31, 2026.

On May 6, 2026, the Company announced that its board of directors has authorized up to an additional $1.0 billion of repurchases of its Class A common stock. This authorization is incremental to the Company's previously announced $2.0 billion share repurchase program.

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

Quarterly Cash Dividend

In October 2024, the Company announced that its board of directors approved a quarterly cash dividend program pursuant to which holders of TKO Class A common stock would receive their pro rata share of quarterly distributions to be made by TKO OpCo. No dividends are declared or paid on the TKO Class B common stock, which does not have economic rights.

During the three months ended March 31, 2026 and 2025, the Company's board of directors declared quarterly cash dividends of $0.78 and $0.38 per share, respectively. The dividend payments represented TKO’s portion of pro rata distributions from TKO OpCo to its equity holders, which totaled approximately $150 million and $75 million for the three months ended March 31, 2026 and 2025, respectively.

TKO Ownership Interests

As of March 31, 2026, EGH and its subsidiaries collectively controlled 63.9% of the voting interests in TKO through their ownership of both TKO Class A common stock and TKO Class B common stock.

As of March 31, 2026, the Company owned 39.2% of TKO OpCo and EGH and its subsidiaries owned 60.8% of TKO OpCo.

10. NON-CONTROLLING INTERESTS

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

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary. Following an initial five-year and six month holding period which has now lapsed, the put option is exercisable annually during a three-month window commencing six months after each anniversary of the investment's consummation (typically January through March). The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. The estimated redemption value was $34.4 million at both March 31, 2026 and December 31, 2025.

11. EARNINGS PER SHARE ("EPS")

Basic earnings per share is calculated utilizing net income available to common stockholders of the Company during the three months ended March 31, 2026 and 2025, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income available to common stockholders by the diluted weighted average shares outstanding during the same period.

On March 11, 2026, the Company entered into an ASR Agreement with Morgan Stanley & Co. LLC to repurchase $800.0 million of its Class A common stock. On March 11, 2026, the Company paid $800.0 million and received an initial delivery of 3,136,179 shares, which reduced weighted-average shares outstanding beginning on that date. The shares received were immediately retired. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s Class A common stock during the term of the ASR Agreement, which is expected to conclude by June 2026. Refer to Note 9, Stockholders' Equity for further information related to the ASR Agreement.

Based on the Company’s volume weighted average price of TKO Class A common stock for the period from March 11, 2026 to March 31, 2026, the ASR was in a gain position, and the Company would have received approximately 1.0 million additional shares if the contract had settled on March 31, 2026. Since the receipt of these additional shares would have increased basic and diluted earnings per share, such incremental shares were determined to be antidilutive and therefore excluded from the computation of diluted EPS for the three months ended March 31, 2026.

The following table presents the computation of basic and diluted net earnings per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income attributable to TKO Group Holdings, Inc.	$89,351	$58,408
Effect of dilutive securities:
Adjustment to net income attributable to TKO Group Holdings, Inc. from the assumed conversion of Class B shares	128,059	65,993
Net income attributable to TKO Group Holdings, Inc. used in computing diluted earnings per share	$217,410	$124,401

Denominator
Weighted average Class A Common Shares outstanding - Basic	77,325,480	81,571,149
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	1,147,299	1,190,529
Additional shares from the assumed conversion of Class B shares	116,158,615	98,759,040
Weighted average number of shares used in computing diluted earnings per share	194,631,394	181,520,718

Basic earnings per share	$1.16	$0.72
Diluted earnings per share	$1.12	$0.69

Securities that are anti-dilutive this period
Unvested RSUs	6,490	99,181
ASR Agreement	1,018,139	—

12. INCOME TAXES

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

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate (“AETR”). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three months ended March 31, 2026 and 2025, respectively, adjusted for discrete items as noted.

The provision for income taxes for the three months ended March 31, 2026 and 2025 was $34.0 million and $21.2 million, respectively, based on pretax income of $282.1 million and $184.2 million, respectively. The effective tax rate was 12.0% and 11.5% for the three months ended March 31, 2026 and 2025, respectively. The tax provision for the three and three months ended March 31, 2026 differs from tax benefit in the same period in 2025 primarily due to the increase in pretax income. Any tax balances reflected on the Company’s consolidated balance sheets as of March 31, 2026 will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2026.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, non-controlling interest, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of March 31, 2026 and December 31, 2025, the Company had unrecognized tax benefits of $43.1 million and $36.7 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) on the Company's consolidated statement of operations. Accrued interest and penalties of $15.8 million and $14.4 million are included as a component of the related tax liabilities on the Company's consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. Of the $58.9 million combined unrecognized tax benefits and accrued interest and penalties as of March 31, 2026, $43.2 million is subject to an offsetting indemnity asset, as set forth in the Endeavor Asset Acquisition Agreement, which is included as a component of Other assets on the Company's consolidated balance sheets.

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

Other Matters

In December 2022, the Organization for Economic Co-operation and Development (“OECD”) proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). Various jurisdictions have adopted or are in the process of enacting legislation to adopt GloBE rules and other countries are expected to adopt GloBE rules in the future. While changes in tax laws in the various countries in which the Company operates can negatively impact the Company’s results of operations and financial position in future periods, the Company’s impact related to the adoption of the GloBE rules was not material to the Company’s consolidated financial position. Recent G7 Country (Canada, France, Germany, Italy, Japan, the United Kingdom and the United States) statements released a side-by-side (SbS) safe harbor that exempts certain U.S.-parented groups from these rules. The side-by-side Safe Harbor provides that Multinational Enterprise Groups with an Ultimate Parent Entity (UPE) in a jurisdiction with qualified SbS regime will not be subject to the Income Inclusion Rule and Undertaxed Profits Rule if they elect the SbS Safe Harbor, applicable as of the beginning of 2026. The Company continues to monitor United States and global legislative actions as well as administrative guidance related to Pillar Two for potential impacts.

13. COMMITMENTS AND CONTINGENCIES

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

UFC Legal Proceedings

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. These substantially identical lawsuits, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The Le case alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing their compensation for their services. On September 26, 2024, following the court’s denial of an earlier proposed settlement agreement, the parties agreed to settle all claims asserted in the Le case for an aggregate amount of $375.0 million payable in installments over an agreed-upon period of time by the Company (the “Updated Settlement Agreement”). The district court approved the Updated Settlement Agreement on February 6, 2025. In connection with the Updated Settlement Agreement, the Company recorded charges of $375.0 million during the year ended December 31, 2024, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations, and completed payment of the settlement amount in June 2025.

On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017, to the present. The Johnson case alleges substantially similar claims to the Le case and seeks both damages and injunctive relief. No trial date has been set in the Johnson action and the parties are in the midst of the discovery process.

On May 23, 2025, Cirkunovs v. Zuffa, LLC et al., No. 2:25-cv-00914-RFB-BNW (D. Nev.) (the “Cirkunovs” case), was filed by a putative class of former UFC fighters who signed contracts with arbitration clauses and class action waiver agreements during the period July 1, 2017, to the present. The complaint in Cirkunovs contains nearly identical allegations to Johnson and further alleges that the arbitration clauses and class action waivers contained in the fighters’ contracts are unenforceable. The Cirkunovs complaint seeks injunctive relief invalidating these arbitration clauses and class action waivers, as well as treble damages under the antitrust laws and attorneys’ fees and costs. Zuffa filed a motion to compel arbitration, and the Court has allowed Plaintiffs to seek discovery regarding the arbitration clause before ruling on Zuffa’s motion. Defendants appealed the district court’s order permitting discovery rather than ruling on Zuffa’s motion to compel arbitration. No trial date has been set in Cirkunovs.

On May 29, 2025, a similar complaint was filed by a current Professional Fighters League fighter, Phil Davis. Davis v. Zuffa, LLC et al., No. 2:25-cv-00946-RFB-BNW (D. Nev.) (the “Davis” case). The Davis complaint also asserts nearly identical allegations as in Johnson and Cirkunovs, except Davis seeks to represent a class of fighters who competed in U.S.-bouts for non-UFC promotions from May 29, 2021, onward, excluding all currently contracted UFC fighters, as well as the Johnson and Cirkunovs class members. The Davis case alleges UFC’s alleged anticompetitive conduct impairs the ability of non-UFC fighters to advance their careers and artificially suppresses non-UFC fighter pay. The Davis case does not seek monetary damages and instead seeks injunctive relief. On March 31, 2026, the district court denied Zuffa’s motion to dismiss Davis. No trial date has been set in Davis.

On February 26, 2026, two plaintiffs who allegedly paid to view UFC broadcasts filed a putative antitrust class action against Zuffa, TKO Group Holdings, Inc., TKO OpCo, and EGH, Costantino, et al. v. Zuffa, LLC, et al., No. 2:26-cv-00539-RFB-EJY (D. Nev) (the “Costantino” case). The complaint alleges, like the complaints in Le, Johnson, Cirkunovs, and Davis, that the defendants monopsonized the market for professional MMA fighter services and monopolized the market for professional MMA bouts in the United States. The Costantino plaintiffs allege that this resulted in increased prices for consumers who purchased (i) UFC pay-per-view events and (ii) the Paramount+ streaming service that now televises UFC bouts. The plaintiffs assert claims under Section 2 of the Sherman Act and certain state laws and seek unspecified damages on behalf of classes of persons and entities in relevant states that either (i) purchased UFC pay per view events through January 1, 2026, or (ii) subscribed to Paramount+ from January 1, 2026 to the present. They also seek to assert equitable relief claims on behalf of a purported nationwide class of Paramount+ subscribers.

WWE Legal Proceedings

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the “Special Committee”) was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon (the “Special Committee investigation”). The Special Committee investigation is complete and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of the Company's board of directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries. No charges have been brought against the Company.

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

On October 23, 2024, five unnamed plaintiffs filed a lawsuit against Mr. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former World Wrestling Federation ring announcer during the 1980s. On April 28, 2025, plaintiffs filed an amended complaint adding three unnamed plaintiffs, but no new defendants. On December 10, 2025, the court dismissed the claims asserted by one of the unnamed plaintiffs (and certain other claims asserted against Ms. McMahon) but otherwise denied defendants' motions to dismiss. In April 2026, the court permitted the Attorney General of Maryland to intervene for purposes of briefing defendants’ constitutional challenges to the state law on which the plaintiffs’ claims are premised.

On November 17, 2023, a purported former stockholder of WWE, Laborers’ District Council and Contractors’ Pension Fund of Ohio, filed a verified class action complaint on behalf of former WWE stockholders in the Court of Chancery of the State of Delaware (“Delaware Court”). On November 20, 2023, another purported former WWE stockholder, Dennis Palkon, filed a substantially similar verified class action complaint. Both complaints allege breach of fiduciary duty claims against former WWE directors Mr. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III (collectively, the “Individual Defendants”), arising out of the TKO Transactions. On April 24, 2024, the City of Pontiac Reestablished General Employees’ Retirement System, a third purported former WWE stockholder, filed another verified class action complaint, which similarly alleges breach of fiduciary duty claims against the Individual Defendants and added claims against WWE and TKO for denying stockholders their appraisal rights under DGCL § 262, as well as claims against EGH for aiding and abetting the alleged breaches of fiduciary duties and for civil conspiracy to violate DGCL § 262. On May 2, 2024, the Court entered an order consolidating all actions under the caption In re World Wrestling Entertainment, Inc. Merger Litigation, C.A. No. 2023-1166-JTL (“Consolidated Action”). Lead plaintiffs subsequently designated the Palkon complaint as operative. As a result, WWE, TKO and EGH are no longer defendants. On October 24, 2024, the Delaware Court entered a stipulation dismissing all claims against Messrs. Koonin and Riddick, who, therefore, are no longer defendants. The remaining Individual Defendants filed answers to the complaint on October 28, 2024. Fact discovery closed on December 19, 2025, and expert discovery closed on April 10, 2026. Trial is scheduled for June 2026.

IMG Legal Proceedings

As set forth in the Endeavor Asset Acquisition Agreement and pursuant to other agreements between the Company and Endeavor Group Holdings, Inc., Endeavor Group Holdings, Inc. is obligated to indemnify the Company for, and pay directly, any judgment entered against IMG or settlement entered into with respect to IMG, including with respect to claims or actions brought by other parties related to the proceedings described below.

In July 2017, the Italian Competition Authority (“ICA”) issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including IMG. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. IMG investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined IMG approximately EUR 0.3 million. As part of its decision, the ICA acknowledged IMG's cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs (the “Original Plaintiffs”) and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or “Lega Nazionale,” and together with the Original Plaintiffs, the “Plaintiffs”) each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants deriving from the lower value of the media rights in amounts totaling EUR 554.6 million in the aggregate relating to the Original Plaintiffs and EUR 1,750 million relating to Lega Nazionale, along with attorneys’ fees and costs. Since December 2020, four additional clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim damages deriving from the lower value of the media rights and totaling EUR 251.5 million. The Original Plaintiffs and these four additional clubs are also seeking additional damages relating to alleged lost profits and additional charges, totaling EUR 1,675 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim damages deriving from the lower value of the media rights totaling EUR 284.9 million, in the case of five clubs, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other five cases. Collectively, the interventions of these 14 clubs are the “Interventions.” By judgment issued on May 8, 2024, the Court of Milan ruled that the clubs have a concurrent right to bring a claim, and Lega Nazionale is entitled to retain only 10% of the aggregate loss suffered (if any) by the clubs deriving from the lower value of the media rights. IMG reserved the right to appeal the partial ruling. In December 2022, one further football club filed a separate claim against IMG and certain other unrelated parties seeking damages from all defendants deriving from the lower value of the media rights totaling EUR 326.9 million, in addition to EUR 513.5 million in alleged additional damages relating to lost profits and additional charges. During April to June 2025, two additional clubs intervened in the proceedings in support of Lega Nazionale’s claims, but did not bring new claims. During December 2025 to January 2026, two additional clubs intervened in the proceedings in support of Lega Nazionale’s claims or alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 277.8 million. Currently, the total number of Interventions amounts to 18 clubs.

At the end of April 2026, the parties agreed to settle all claims asserted in the above-described litigation. The settlement, which includes any obligations of IMG, will be paid directly by a subsidiary of Endeavor Group Holdings, Inc. pursuant to its indemnification obligations. IMG may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters.

Endeavor Asset Acquisition Litigation

On March 27, 2026, a purported stockholder of TKO, Jonathan Jordan, filed a verified stockholder derivative complaint on behalf of TKO in the Court of Chancery of the State of Delaware, captioned Jordan v. Endeavor Group Holdings, Inc., et al., C.A. No. 2026-0422-LWW (the “Jordan” case). Jordan alleges breach of fiduciary duty and unjust enrichment claims arising out of the Endeavor Asset Acquisition against Endeavor Group Holdings, Inc.; Silver Lake Group, L.L.C. and various affiliate funds; TKO directors Ariel Emanuel, Egon Durban, Dwayne Johnson, Nick Khan, Mark Shapiro, Peter Bynoe, Steven Koonin, Nancy Tellem, Carrie Wheeler, Bradley Keywell, Jonathan Kraft, and Sonya Medina; and TKO officers Ariel Emanuel, Seth R. Krauss, Andrew Schleimer, and Mark Shapiro. Jordan also alleges claims against Moelis & Company LLC for aiding and abetting the alleged breaches of fiduciary duties. Among other things, Jordan seeks equitable relief and monetary damages. The defendants have not yet appeared in the case, and no trial date has been set.

14. SEGMENT INFORMATION

The Company has three reportable segments: UFC, WWE and IMG to align with how the Company’s CODM manages the businesses, evaluates financial results, and makes key operating decisions. The UFC segment consists entirely of the operations of the Company's UFC business and the WWE segment consists entirely of the operations of the Company's WWE business. The IMG segment consists of the operations of the IMG business and On Location.

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

Revenue from our Corporate and Other group principally consists of media rights fees associated with the distribution of PBR's programming content; ticket sales and financial incentive packages associated with live events; partnerships and marketing; and consumer products licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing.

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

The profitability measure employed by the Company’s CODM for allocating resources and assessing operating performance is Adjusted EBITDA. The Company defines Adjusted EBITDA as net income, excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earnout costs, certain legal costs, restructuring, severance and impairment charges, foreign exchange (gains) losses, and certain other items when applicable. Adjusted EBITDA includes amortization expenses directly related to supporting the operations of the Company’s segments, including content production asset amortization. The Company’s CODM considers budget-to-actual and quarter-over-quarter variances when making decisions about allocating capital and personnel to the segments. The Company believes the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view the Company’s segment performance in the same manner as the Company’s CODM to evaluate segment performance and make decisions about allocating resources. Additionally, the Company believes that Adjusted EBITDA is a primary measure used by media investors, analysts and peers for comparative purposes.

The Company does not disclose assets by segment information. The Company does not provide assets by segment information to the Company’s CODM, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment. A significant portion of the Company’s assets following the TKO Transactions are comprised of goodwill and intangible assets arising from the TKO Transactions and the Endeavor Asset Acquisition.

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

	Three Months Ended
	March 31,
UFC:	2026	2025
Revenue	$401,221	$359,747
Direct operating costs (1)	98,625	89,672
Selling, general and administrative expenses (1)	48,125	42,682
Adjusted EBITDA	$254,471	$227,393

	Three Months Ended
	March 31,
WWE:	2026	2025
Revenue	$475,658	$391,540
Direct operating costs (1)	138,628	122,068
Selling, general and administrative expenses (1)	80,984	75,532
Adjusted EBITDA	$256,046	$193,940

	Three Months Ended
	March 31,
IMG:	2026	2025
Revenue	$655,534	$476,268
Direct operating costs (1)	463,210	325,017
Selling, general and administrative expenses (1)	94,923	77,790
Adjusted EBITDA	$97,401	$73,461

(1)
Direct operating costs and selling, general and administrative expenses included in the measure of Adjusted EBITDA for each segment exclude reconciling items included in the reconciliation of segment profitability below.

Revenue

	Three Months Ended
	March 31,
	2026	2025
UFC	$401,221	$359,747
WWE	475,658	391,540
IMG	655,534	476,268
Total revenue from reportable segments	$1,532,413	$1,227,555
Corporate and Other	73,906	54,377
Eliminations	(9,443)	(13,132)
Total revenue	$1,596,876	$1,268,800

Reconciliation of segment profitability

	Three Months Ended
	March 31,
	2026	2025
UFC	$254,471	$227,393
WWE	256,046	193,940
IMG	97,401	73,461
Total Adjusted EBITDA from reportable segments	607,918	494,794
Corporate and Other	(58,162)	(77,416)
Total Adjusted EBITDA	549,756	417,378
Reconciling items:
Equity earnings of affiliates	(1,635)	(2,524)
Interest expense, net	(60,565)	(44,765)
Depreciation and amortization	(143,802)	(100,535)
Equity-based compensation expense (1)	(39,586)	(30,271)
Merger, acquisition and earn out costs (2)	(2,396)	(39,772)
Certain legal costs (3)	(23,215)	(6,458)
Restructuring, severance and impairment (4)	(351)	(1,519)
Foreign exchange gains and (losses) (5)	3,293	(4,877)
Other adjustments (6)	641	(2,443)
Income before income taxes and equity earnings of affiliates	$282,140	$184,214

(1)
Equity-based compensation represents non-cash compensation expense for various awards issued under the TKO 2023 Incentive Award Plan, awards assumed in connection with the acquisition of WWE in September 2023, and awards issued under Endeavor Group Holdings, Inc.’s 2021 Plan.
(2)
Includes (i) certain costs of professional advisors related to strategic transactions, primarily the Endeavor Asset Acquisition and (ii) certain costs related to integration initiatives resulting from the Endeavor Asset Acquisition.
(3)
Includes costs, net of insurance recoveries, related to certain litigation matters including antitrust lawsuits for UFC and stockholder litigation related to WWE and Endeavor.
(4)
Includes costs resulting from the Company’s cost reduction programs.
(5)
Includes gains and losses on foreign exchange transactions.
(6)
Includes other miscellaneous nonoperating gains and losses. During the three months ended March 31, 2025, other adjustments includes a net loss of $4.7 million on the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR’s former headquarters.

15. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), which collectively own approximately 63.9% of the voting interest in TKO as of March 31, 2026, provide various services to the Company and, upon consummation of the TKO Transactions, such services were provided pursuant to the Services Agreement which was terminated upon consummation of the Endeavor Asset Acquisition. Additionally, the Company and EGH entered into the Transition Services Agreement effective February 28, 2025. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Event and other licensing revenues earned from the Group	$40	$1,369
Expenses incurred with the Group included in direct operating costs (1)	1,686	5,442
Expenses incurred with the Group included in selling, general and administrative expenses (2)	6,402	9,520
Interest expense (income) with the Group, net (3)	(46)	(3,917)
Net expense resulting from Group transactions included within net income (loss)	$(8,002)	$(9,676)

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
(3)
The interest expense (income) relate to loans due to or from the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		March 31,	December 31,
	Classification	2026	2025
Amounts due from the Group	Other current assets	$17,306	$7,259
Amounts due from the Group	Other assets	$42,937	$42,255
Amounts due to the Group	Other current liabilities	$(22,917)	$(31,890)

Prior to February 28, 2025, the Company reimbursed the Group for third-party costs incurred on the Company’s behalf under the Services Agreement, which was terminated effective that date. During the three months ended March 31, 2025, the Company reimbursed $0.1 million under the prior agreement. Under the Transition Services Agreement, during the three months ended March 31, 2026, the Company reimbursed the Group $15.4 million for third-party costs incurred on the Company’s behalf and received $1.6 million in cash payments from the Group related to the transition services provided to the Group.

Corporate Allocations in Recast Historical Combined Periods

In connection with the Company’s common control acquisition of the Acquired Businesses from Endeavor Group Holdings, Inc. and its subsidiaries on February 28, 2025, the historical financial statements have been retrospectively recast to include the combined results of TKO and the Acquired Businesses. During these historical combined periods, $21.7 million of general corporate expenses incurred by EGH and its subsidiaries were allocated to the Acquired Businesses. These expenses related to centralized support functions provided by EGH and its subsidiaries, such as finance, human resources, information technology, facilities, and legal services (collectively, “General Corporate Expenses”) and are included as a component of selling, general and administrative expenses in our consolidated statements of operations. The General Corporate Expenses were allocated to the Acquired Businesses using reasonable methodologies, including pro rata measures based on headcount, gross profit, or other relevant drivers.

While management believes the allocation methodologies used for the historical combined periods are reasonable, the amounts may not reflect the actual costs that would have been incurred had the Acquired Businesses operated as standalone companies.

General Corporate Expense allocations apply to periods prior to the Endeavor Asset Acquisition on February 28, 2025. These allocations, which totaled $21.7 million for the three months ended March 31, 2025, are primarily classified within Selling, general and administrative expenses in the consolidated statements of operations.

Non-Controlling Interests

Prior to the Endeavor Asset Acquisition on February 28, 2025, all significant related party transactions between the Acquired Businesses and Endeavor Group Holdings, Inc. and its subsidiaries were included in the historical combined financial statements of the Acquired Businesses and were considered to be effectively settled for cash when the transactions were recorded. Accordingly, the net effect of the settlement of these related party transactions was reflected as a financing activity in the historical combined statements of cash flows and as a component of nonredeemable non-controlling interest in the historical combined balance sheets.

In the historical combined financial statements, nonredeemable non-controlling interests and net transfers from parent represented EGH's historical investment in the Acquired Businesses and included the Acquired Businesses' net earnings (loss) after taxes, the net effect of these transactions with and cost allocations from EGH and its subsidiaries, and parent contributions. Following the Endeavor Asset Acquisition on February 28, 2025, this historical combined presentation ceased to apply. Amounts reflected for the three months ended March 31, 2025 relate only to the period prior to February 28, 2025.

The following table summarizes the components of the net transfers to parent in nonredeemable non-controlling interests for the three months ended March 31, 2025 (for the applicable for periods prior to the Endeavor Asset Acquisition on February 28, 2025):

Three Months Ended
March 31,
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

Other Related Parties

During the third quarter of 2025, the Company divested its equity-method investment in Euroleague Ventures S.A. (“Euroleague”). Accordingly, related-party transactions connected with Euroleague are presented through the date of divestiture. For the three months ended March 31, 2025, the Company recognized revenue of $9.6 million and incurred direct operating costs of $0.1 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights as well as production services. These revenue and costs are reported within the IMG segment. Following the divestiture, Euroleague is no longer a related party; however, the Company continues to maintain a commercial relationship with Euroleague to provide representation, technical, and other services in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth in our unaudited consolidated financial statements and related notes included in this Quarterly Report and with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). This discussion contains forward-looking statements based upon management’s current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various known and unknown factors, including those set forth under Part I, Item 1A. “Risk Factors” of our 2025 Annual Report or in other sections of the 2025 Annual Report and this Quarterly Report.

On February 28, 2025, TKO Operating Company, LLC, a Delaware limited liability company (“TKO OpCo”), and TKO Group Holdings, Inc., a Delaware corporation (together with TKO OpCo, the “TKO Parties”), completed the Endeavor Asset Acquisition, acquiring the IMG business, including certain businesses operating under the IMG brand, On Location, and Professional Bull Riders (“PBR”) (collectively, the “Acquired Businesses”), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”).

The Endeavor Asset Acquisition was treated as a merger between entities under common control, due to EGH’s control of both TKO and the Acquired Businesses. As a result of the common control acquisition, the net assets of the Acquired Businesses were combined with those of TKO at their historical carrying amounts, and the financial statements have been retrospectively recast on a combined basis for historical periods prior to February 28, 2025 because they were under common control for all periods presented.

The following is a discussion and analysis of, and a comparison between, our results of operations for the three months ended March 31, 2026 and 2025. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Overview

TKO is a premium sports and entertainment company which operates leading combat sports and sports entertainment companies. The Company monetizes its brands through four principal activities: (i) Media rights, production and content, (ii) Live events and hospitality, (iii) Partnerships and marketing, and (iv) Consumer products licensing.

TKO was formed through the combination of Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC) which owns and operates the Ultimate Fighting Championship (“UFC”), a preeminent combat sports brand, and World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC) (“WWE”), a renowned sports entertainment business (the “TKO Transactions”). The TKO Transactions unite two complementary sports and sports entertainment properties in a single company.

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

With respect to the historical financial data of the Acquired Businesses for the periods prior to the completion of the Endeavor Asset Acquisition, the historical financial data has been derived from the combined financial statements and accounting records of Endeavor Group Holdings, Inc. and were prepared on a standalone basis in accordance with U.S. generally accepted accounting principles (“GAAP”) and may not be indicative of what they would have been had the Acquired Businesses been independent standalone companies, nor are they necessarily indicative of the Acquired Businesses’ future financial data.

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

Segments

As of March 31, 2026, we operated our business under three reportable segments, UFC, WWE and IMG. In addition, we also report results for the “Corporate and Other” group, which incurs revenue and expenses that are not allocated to the business segments. Refer to Note 14, Segment Information, within the unaudited consolidated financial statements included within this Quarterly Report on Form 10-Q.

UFC

The UFC segment reflects the business operations of UFC. Revenue from our UFC segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and financial incentive packages associated with the business’s global live events; partnerships and marketing; and consumer products licensing agreements of UFC-branded products.

WWE

The WWE segment reflects the business operations of WWE. Revenue from our WWE segment principally consists of media rights fees associated with the distribution of its programming content; ticket sales and financial incentive packages associated with the business’s global live events; partnerships and marketing; and consumer products licensing agreements of WWE-branded products.

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

Revenue from our Corporate and Other group principally consists of media rights fees associated with the distribution of PBR's programming content; ticket sales and financial incentive packages associated with live events; partnerships and marketing; and consumer products licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing.

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

Components of Our Operating Results

Revenue

TKO primarily generates revenue via domestic and international media rights fees, production services and studio fees, ticket sales at live events, hospitality sales and financial incentive packages, partnerships and marketing, and consumer products licensing.

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

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2026 and 2025. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended
	March 31,
	2026	2025
Revenue	$1,596.9	$1,268.8
Operating expenses:
Direct operating costs	734.4	567.6
Selling, general and administrative expenses	380.2	363.3
Depreciation and amortization	143.8	100.5
Total operating expenses	1,258.4	1,031.4
Operating income	338.5	237.4
Other expenses:
Interest expense, net	(60.6)	(44.8)
Other income (expense), net	4.3	(8.4)
Income before income taxes and equity earnings of affiliates	282.2	184.2
Provision for income taxes	34.0	21.2
Income before equity earnings of affiliates	248.2	163.0
Equity earnings of affiliates, net of tax	1.6	2.5
Net income	249.8	165.5
Less: Net income attributable to non-controlling interests	160.4	107.1
Net income attributable to TKO Group Holdings, Inc.	$89.4	$58.4

Revenue

Revenue increased by $328.1 million, or 26%, to $1,596.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

•
UFC revenue increased by $41.5 million, or 12%. This increase was primarily due to $51.2 million of increased media rights, production and content revenue from higher media rights fees resulting from increases in contractual revenues, including the new content distribution agreement with Paramount that became effective in January 2026, partially offset by two fewer Fight Night events compared to the prior year. Additionally, UFC generated $2.8 million of higher partnerships revenue from new sponsors and increases in fees from renewals, partially offset by the impact of two fewer Fight Night events compared to the prior year. These increases were partially offset by a decline of $10.1 million in live event revenue driven primarily by lower financial incentive packages which were associated with a Fight Night event held in Saudi Arabia in the prior year, which more than offset higher ticket sales revenue compared to the prior year. Further, a decrease of $2.4 million in consumer products licensing revenue resulted from lower royalties on UFC-branded products compared to the prior year.
•
WWE revenue increased by $84.2 million, or 22%. This increase was due to $47.2 million of increased live event revenue, primarily driven by the financial incentive package for Royal Rumble in Riyadh, Saudi Arabia. The increase was also due to $30.1 million of higher media rights, production and content revenue from media rights fees resulting from increases in contractual revenues, including the content distribution agreements with Netflix and ESPN. Additionally, WWE generated $6.3 million of increased consumer products licensing revenue related to the sale of WWE-branded products, including mobile games and collectibles, compared to the prior year.
•
IMG revenue increased by $179.1 million, or 38%. This increase was attributable to $177.5 million of revenue generated at On Location primarily driven by hospitality related revenues from the 2026 Milano Cortina Olympics. Additionally, higher revenues of $1.7 million from the IMG business driven by the impact of new production agreements and commissions for a boxing event were partially offset by the biennial impact of the Arabian Gulf Cup.
•
Corporate and Other revenue increased by $19.5 million, or 36%. This increase was primarily driven by $9.9 million of higher management fees for services primarily related to boxing. Additionally, PBR revenue increased by $9.5 million, or 17%, due to higher media rights fees primarily driven by the content distribution agreement with Paramount that became effective in November 2025, as well as higher partnerships revenue from new sponsors and increases in fees from renewals.

Direct Operating Costs

Direct operating costs increased by $166.8 million, or 29%, to $734.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

•
UFC direct operating costs increased by $9.0 million, or 10%. This increase was due to $8.6 million of higher athlete, production, marketing and other event-related costs primarily associated with UFC 324, which was the inaugural event under the new content distribution agreement with Paramount.
•
WWE direct operating costs increased by $16.6 million, or 13%. This increase was primarily driven by $18.3 million of higher talent and production costs associated with WWE's weekly television programming and premium live events, including Royal Rumble in Riyadh, Saudi Arabia compared to that event being held domestically in the prior year.
•
IMG segment direct operating costs increased by $138.2 million, or 42%. This increase was primarily driven by incremental costs of $139.4 million from On Location, largely related to the impact of the 2026 Milano Cortina Olympics. Direct operating costs declined by $1.2 million in the IMG business as the biennial impact of the Arabian Gulf Cup was partially offset by increased costs associated with new production agreements.
•
Corporate and Other direct operating costs decreased by $2.5 million, or 7%. This decrease was primarily driven by service fees paid to EGH in the prior year for various operational functions that support revenue generating activities pursuant to the Services Agreement. The Services Agreement was terminated during the first quarter of 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $16.9 million, or 5%, to $380.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

•
UFC selling, general and administrative expenses increased by $5.5 million, or 11%. This increase was primarily driven by $7.2 million of higher personnel and travel costs compared to the prior year.
•
WWE selling, general and administrative expenses increased by $3.2 million, or 4%. The increase is primarily attributable to $3.6 million of higher travel costs driven by the increase in number of international events compared to the prior year.
•
IMG segment selling, general, and administrative expenses increased by $17.5 million, or 22%. This increase was primarily driven by $10.4 million of higher personnel and travel costs, as well as other costs associated with the 2026 Milano Cortina Olympics at On Location.
•
Corporate and Other selling, general and administrative expenses decreased by $7.4 million, or 5%. This decrease was primarily driven by $37.4 million of lower professional fees associated with strategic transactions, primarily the Endeavor Asset Acquisition, and the impact of $21.7 million of lower corporate allocated costs from EGH to the Acquired Businesses, compared to the prior year. These decreases were mostly offset by $35.0 million of higher personnel and other operating expenses, as well as $16.7 million of higher legal fees associated with certain litigation matters.

Depreciation and Amortization

Depreciation and amortization increased by $43.3 million, or 43%, to $143.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by a $44.1 million acceleration of WWE customer relationship assets following the modification of a related media revenue arrangement during the third quarter of 2025.

Interest Expense, Net

Interest expense, net increased by $15.8 million, or 35%, to $60.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was driven primarily by incremental interest expense from higher debt levels maintained during the current year period as compared to the prior year period due to the $1.0 billion and $900.0 million incremental first lien term loans entered in September 2025 and March 2026, respectively.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2026 and 2025 includes net gains and losses on foreign currency transactions and other miscellaneous nonoperating gains and losses. During the three months ended March 31, 2025, other income (expense), net also includes a net loss of $4.7 million on the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters.

Provision for Income Taxes

For the three months ended March 31, 2026, TKO recorded a provision for income taxes of $34.0 million compared to $21.2 million for the three months ended March 31, 2025. This change was primarily related to increased pretax income for the three months ended March 31, 2026.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests was income of $160.4 million and $107.1 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily due to the change in the amount of reported net income for the three months ended March 31, 2026 as compared to the reported net income for the three months ended March 31, 2025.

Segment Results of Operations

As described above, the following discussion and analysis of our financial condition and results of operations presents three reportable segments as of March 31, 2026: UFC, WWE and IMG, which were determined to be our reportable segments following the close of the Endeavor Asset Acquisition. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenue:
UFC	$401.2	$359.7
WWE	475.7	391.5
IMG	655.4	476.3
Total revenue from reportable segments	1,532.3	1,227.5
Corporate and Other	73.9	54.4
Eliminations	(9.3)	(13.1)
Total Revenue	$1,596.9	$1,268.8

	Three Months Ended
	March 31,
	2026	2025
Adjusted EBITDA:
UFC	$254.5	$227.4
WWE	256.1	193.9
IMG	97.3	73.5
Total Adjusted EBITDA from reportable segments	607.9	494.8
Corporate and Other	(58.1)	(77.4)
Total Adjusted EBITDA	$549.8	$417.4

UFC

The following table sets forth our UFC segment results for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Media rights, production and content	$275.3	$224.1
Live events and hospitality	48.5	58.6
Partnerships and marketing	67.1	64.3
Consumer products licensing and other	10.3	12.7
Total Revenue	$401.2	$359.7

Direct operating costs	$98.6	$89.7
Selling, general and administrative expenses	$48.1	$42.6
Adjusted EBITDA	$254.5	$227.4
Adjusted EBITDA margin	63%	63%

UFC Operating Metrics:
Number of events
Numbered events	3	3
Fight Nights	6	8
Total events	9	11

Location of events
United States	6	7
International	3	4
Total events	9	11

WWE

The following table sets forth our WWE segment results for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Media rights, production and content	$281.7	$251.6
Live events and hospitality	123.5	76.3
Partnerships and marketing	26.2	25.6
Consumer products licensing and other	44.3	38.0
Total Revenue	$475.7	$391.5

Direct operating costs	$138.6	$122.1
Selling, general and administrative expenses	$81.0	$75.5
Adjusted EBITDA	$256.1	$193.9
Adjusted EBITDA margin	54%	50%

WWE Operating Metrics:
Number of events
Premium live events	3	3
Televised events	44	40
Non-televised events	33	18
Total events	80	61

Location of events
United States	59	47
International	21	14
Total events	80	61

IMG

The following table sets forth our IMG segment results for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Media rights, production and content	$160.2	$161.3
Live events and hospitality	467.7	288.5
Partnerships and marketing	21.5	22.3
Consumer products licensing and other	6.0	4.2
Total Revenue	$655.4	$476.3

Direct operating costs	$463.2	$325.0
Selling, general and administrative expenses	$94.9	$77.8
Adjusted EBITDA	$97.3	$73.5
Adjusted EBITDA margin	15%	15%

IMG Business Operating Metrics:
Number of clients with events (1)
Rights	66	74
Studios	76	88
Event management	23	22
Total	165	184

(1) Represents unique clients generating revenue in the period; quarterly counts may include repeats.

	Three Months Ended
On Location Operating Metrics (1)	March 31, 2026		March 31, 2025
	Number of Events	Packages Sold	Number of Events	Packages Sold
NFL	24	33,314	26	32,325
Collegiate Sports	67	71,663	58	72,001
Combat Sports	11	1,910	15	4,639
Other Sports	10	13,855	8	10,024

(1) On Location metrics do not include non-recurring events (e.g., Olympics).

Corporate and Other

Corporate and Other revenue primarily relates to media rights fees associated with the distribution of PBR's programming content; ticket sales and financial incentive packages associated with live events; partnerships and marketing; and consumer products licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing. Corporate and Other expenses relate to direct operating costs and general and administrative expenses attributable to PBR as well as general and administrative expenses largely related to corporate activities, including information technology, facilities, legal, human resources, finance and accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support each of the reportable segments. Corporate and Other expenses also include service fees paid by the Company to Endeavor related to corporate activities as well as revenue generating activities under the Services Agreement, prior to its termination on February 28, 2025. As discussed above, on the closing date of the Endeavor Asset Acquisition, the Services Agreement between TKO OpCo and Endeavor was terminated and a Transition Services Agreement has been entered into between the EGH Parties, TWI and the TKO Parties.

The following table sets forth results for Corporate and Other for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenue	$73.9	$54.4
Adjusted EBITDA	$(58.1)	$(77.4)

The following table sets forth our operating metrics for PBR for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
PBR Operating Metrics:
Number of events:
Unleash The Beast ("UTB")	13	13
Teams	—	—
Velocity/Challenger	21	27
Other	2	7
Total events	36	47

Location of events:
United States	34	45
International	2	2
Total events	36	47

Adjusted EBITDA for the three months ended March 31, 2026 increased by $19.3 million, or 25%, compared to the three months ended March 31, 2025. This increase was primarily driven by the impact of $21.7 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses and $9.9 million of incremental revenue from higher management fees for services primarily related to boxing. Additionally, PBR revenue increased by $9.5 million, or 17%, due to higher media rights fees and partnerships revenue. These revenue increases were partially offset by $21.8 million of higher cost of personnel and other operating expenses compared to the prior year.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income, excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earnout costs, certain legal costs, restructuring, severance and impairment charges, foreign exchange (gains) losses, and certain other items when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended
	March 31,
	2026	2025
Reconciliation of Net Income to Adjusted EBITDA
Net income	$249.8	$165.5
Provision for income taxes	34.0	21.2
Interest expense, net	60.6	44.8
Depreciation and amortization	143.8	100.5
Equity-based compensation expense (1)	39.6	30.3
Merger, acquisition and earnout costs (2)	2.4	39.8
Certain legal costs (3)	23.2	6.5
Restructuring, severance and impairment (4)	0.4	1.5
Foreign exchange (gains) and losses (5)	(3.3)	4.9
Other adjustments (6)	(0.7)	2.4
Total Adjusted EBITDA	$549.8	$417.4
Net income margin	16%	13%
Adjusted EBITDA margin	34%	33%

(1)
Equity-based compensation represents non-cash compensation expense for various awards issued under the TKO 2023 Incentive Award Plan, awards assumed in connection with the acquisition of WWE in September 2023, and awards issued under Endeavor Group Holdings, Inc.’s 2021 Plan.
(2)
Includes (i) certain costs of professional advisors related to strategic transactions, primarily the Endeavor Asset Acquisition and (ii) certain costs related to integration initiatives resulting from the Endeavor Asset Acquisition.
(3)
Includes costs, net of insurance recoveries, related to certain litigation matters including antitrust lawsuits for UFC and stockholder litigation related to WWE and Endeavor.
(4)
Includes costs resulting from the Company’s cost reduction programs.
(5)
Includes gains and losses on foreign exchange transactions.

(6)
Includes other miscellaneous nonoperating gains and losses. During the three months ended March 31, 2025, other adjustments includes a net loss of $4.7 million on the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR’s former headquarters.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt, and are expected to be used to fund our capital return programs.

First Lien Term Loan (due November 2031)

As of March 31, 2026 and December 31, 2025, we had $4.6 billion and $3.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”). On March 10, 2026, TKO Worldwide Holdings entered into an amendment to the First Lien Credit Agreement to, among other things, (i) provide for an additional $900.0 million incremental first lien secured term loan (“Incremental Term Loan”) as a fungible increase to the existing first lien secured term loans of $3.7 billion (the “Existing Term Loans” and together with the Incremental Term Loan, the “Term Loans”), (ii) upsize the revolving credit facility under the existing credit agreement from $205.0 million to $350.0 million (the “Revolving Credit Facility” and together with the Term Loans, the “Credit Facilities”), and (iii) make certain other changes to the First Lien Credit Agreement. As of March 31, 2026 and December 31, 2025, there were no borrowings outstanding under the Revolving Credit Facility.

The Incremental Term Loan bears interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. SOFR term loans accrue interest at a rate equal to Term SOFR plus 2.00%, with a SOFR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 1.00%, with an ABR floor of 1.00%. The Incremental Term Loan has the same amortization schedule as the existing first lien term loans, amortizing at 1% per annum, and matures on November 21, 2031.

The loans made pursuant to the upsized Revolving Credit Facility bear interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. SOFR revolving loans accrue interest at a rate equal to Term SOFR plus 1.50%-1.75%, depending on the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement), with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 0.50%-0.75%, with an ABR floor of 1.00%. The Revolving Credit Facility matures on September 15, 2030.

During the three months ended March 31, 2026, we capitalized $14.8 million in transaction costs related to the amendments associated with the First Lien Credit Agreement. Of these amounts, $11.0 million was capitalized as a component of long-term debt related to the Incremental Term Loan and $3.8 million was capitalized as a component of other assets related to increasing the borrowing capacity of the Revolving Credit Facility.

Other Secured Loans

As of March 31, 2026 and December 31, 2025, the Company had $62.3 million and $63.1 million, respectively, of other secured loans outstanding, which were entered into in order to finance the purchase of certain assets. Principal amortization is payable in monthly installments with any remaining balance payable on the final maturity dates of November 1, 2028 and January 1, 2031.

Covenants and Restrictions on Dividends

The First Lien Credit Agreement contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1; however, the Company is only required to comply with this covenant if outstanding borrowings under the Revolving Credit Facility, excluding letters of credit, exceed specified thresholds. In addition, one of the Company’s other secured loans contains a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of no less than 1.15-to-1, as defined in the applicable loan agreement. The Credit Facilities also restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company, subject to various exceptions, including amounts necessary to make tax payments, a limited annual amount for employee equity repurchases, distributions required to fund certain parent entities and a general restricted payment basket that generally provides for no restrictions as long as the Total Leverage Ratio (as defined in the First Lien Credit

Agreement) is less than 5.0x. As of March 31, 2026, the Company was not subject to the financial covenant under the First Lien Credit Agreement and was in compliance with the financial covenant under its other secured loan.

For additional information regarding the Company's debt arrangements, see Note 8, Debt, to the accompanying interim consolidated financial statements.

Capital Return Program

During the three months ended March 31, 2026, we continued to return capital to shareholders through share repurchases and dividends. From January 1, 2026 through February 26, 2026, we repurchased 187,819 shares for $38.3 million under our previously existing Rule 10b5-1 trading plan. On March 10, 2026, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $800.0 million of our Class A common stock and received an initial delivery of 3,136,179 shares. On March 10, 2026, we also entered into a new Rule 10b5-1 trading plan for up to $200.0 million of additional repurchases, which becomes effective upon completion of the ASR Agreement.

On May 6, 2026, the Company announced that its board of directors has authorized up to an additional $1.0 billion of repurchases of its Class A common stock. This authorization is incremental to the Company's previously announced $2.0 billion share repurchase program.

During the three months ended March 31, 2026, our board declared a quarterly cash dividend of $0.78 per share, compared to $0.38 per share in the prior-year period. The dividend represented TKO’s share of pro rata distributions made by TKO OpCo to its equity holders.

Cash Flows Overview

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$694.5	$162.8
Net cash used in investing activities	$(21.5)	$(31.0)
Net cash used in financing activities	$(127.5)	$(185.7)

Operating activities increased from $162.8 million of cash provided in the three months ended March 31, 2025 to $694.5 million of cash provided in the three months ended March 31, 2026. Cash provided in the three months ended March 31, 2026 was primarily due to net income for the period of $249.8 million, which included certain non-cash items, including depreciation and amortization of $143.8 million and equity-based compensation of $39.6 million, as well as an increase in restricted cash of $582.4 million related to On Location for the FIFA World Cup 2026. These increases were partially offset by the timing of revenue recognition in advance of cash collections from customers as well as the timing of annual bonus payments. Cash provided in the three months ended March 31, 2025 was primarily due to net income for the period of $165.5 million, which included certain non-cash items, including depreciation and amortization of $100.5 million and equity-based compensation of $30.3 million, as well as an increase in restricted cash of $100.3 million related to On Location for the FIFA World Cup 2026. This increase was partially offset by a decline in accounts payable and accrued liabilities of $199.6 million primarily driven by the $125.0 million payment under the settlement agreement in the UFC antitrust lawsuits and the timing of bonus payments.

Investing activities decreased from $31.0 million of cash used in the three months ended March 31, 2025 to $21.5 million of cash used in the three months ended March 31, 2026. Cash used in the three months ended March 31, 2026 primarily reflects payments for property, buildings and equipment of $20.0 million and investments in affiliates of $2.0 million. Cash used in the three months ended March 31, 2025 primarily reflects payments for property, buildings and equipment of $27.3 million and investments in affiliates of $11.0 million, partially offset by proceeds from the sale of assets of $7.3 million.

Financing activities decreased from $185.7 million of cash used in the three months ended March 31, 2025 to $127.5 million of cash used in the three months ended March 31, 2026. Cash used in the three months ended March 31, 2026 primarily reflects payments for share repurchases of $838.3 million, distributions to EGH and its subsidiaries of $90.8 million, dividends paid to holders of TKO Class A common stock of $58.5 million, and net payments of $31.8 million to repay our outstanding debt and refinance our existing first lien term loan. These payments were partially offset by net proceeds of $900.0 million received from the upsizing of the Company's existing first lien term loan in March 2026. Cash used in the three months ended March 31, 2025 primarily reflects net transfers to Endeavor Group Holdings, Inc. of $122.5 million, distributions to EGH and its subsidiaries of $44.3 million, dividends paid to holders of TKO Class A common stock of $31.1 million and net payments on debt of $11.0 million. These decreases were partially offset by contributions of $23.3 million from Endeavor Group Holdings, Inc. in connection with the Endeavor Asset Acquisition.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2025 Annual Report. During the three months ended March 31, 2026, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of March 31, 2026, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $46 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the three months ended March 31, 2026, revenues would have decreased by approximately $35.7 million and operating income would have decreased by approximately $6.3 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, refer to Note 13, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2025 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors to those included in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Report of Offering of Securities and Use of Proceeds Therefrom

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of the Company's Class A common stock by the Company and its affiliated purchasers made during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
January 1, 2026 to January 31, 2026	113,637	$202.47	113,637	$1,110,146
February 1, 2026 to February 28, 2026	74,182	$206.27	74,182	$1,094,844
March 1, 2026 to March 31, 2026	3,136,179	$255.09	3,136,179	$294,844
Total	3,323,998		3,323,998

(1)
Includes shares of our Class A common stock (i) delivered under the ASR Agreement and (ii) repurchased under a Rule 10b5-1 trading plan, in each case in connection with our previously announced share repurchase program of $2.0 billion.
(2)
Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes. Under the ASR Agreement, on March 11, 2026, the Company paid $800 million to Morgan Stanley & Co. LLC and received an initial delivery of 3,136,179 shares of Class A common stock with additional shares expected to be delivered by June 2026. The average price paid per share shown in the table includes the initial delivery of shares under the ASR Agreement and the impact of the upfront payment structure under the agreement.
(3)
On March 10, 2026, we announced that we had entered into a new Rule 10b5-1 trading plan, with repurchases contemplated thereunder to commence immediately following the completion of the ASR Agreement. We will determine at our discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and we are not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, and may be modified, suspended, or discontinued at any time.

Unregistered Sales of Equity Securities

None.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the Board.

None.

(c) Insider trading arrangements and policies.

Other than the below, during the three months ended March 31, 2026, no director or "officer" (as defined under 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 13, 2026, Nick Khan, a member of the Board of Directors, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2026 Khan Trading Arrangement”). The 2026 Khan Trading Arrangement provides for the sale of up to (i) 67,127 shares of Class A common stock plus (ii) the net number of shares of Class A common stock underlying 37,423 restricted stock units received after giving effect to the number of shares sold to satisfy tax withholding obligations on each vesting date specified under the 2026 Khan Trading Arrangement (such total number of shares is not determinable), with a plan end date of December 31, 2026.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023
3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023
3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023
4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023
10.1#	Fourteenth Amendment, dated as of March 10, 2026, to the First Lien Credit Agreement, dated as of August 18, 2016, among TKO Guarantor, LLC, as holdings, TKO Worldwide Holdings, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	001-41797	10.1	03/10/2026
10.2	Employment Agreement, dated as of May 4, 2026, by and between World Wrestling Entertainment, LLC and Nick Khan					*
10.3	Form of Other Stock or Cash Based Award Grant Notice and Other Stock or Cash Based Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	May 6, 2026	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

Date:	May 6, 2026	By:	/s/ SHANE KAPRAL
Shane Kapral
Deputy Chief Financial Officer
(principal accounting officer and authorized
signatory)