Form 10-Q
period 2026-06-30
TKO Group Holdings, Inc.
filed 2026-08-03
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 31, 2026, there were 73,111,098 shares of the Registrant’s Class A common stock outstanding and 116,158,615 shares of the Registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical fact contained in this Quarterly Report, including without limitation, statements regarding our expectations for our ability to grow our business and improve our financial position; our expectations regarding strategic transactions, our expectations regarding actions under our capital return program, including the amount and frequency of share repurchases and dividends; our expectations regarding revenue from media rights and content distribution agreements; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; and our competitive market position within our industry are forward-looking statements.

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
•
“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).
•
“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of June 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$592,485	$831,100
Restricted cash	959,682	354,859
Accounts receivable (net of allowance for doubtful accounts of $28,067 and $30,733, respectively)	1,059,900	558,277
Deferred costs	132,988	234,807
Other current assets	465,357	350,018
Total current assets	3,210,412	2,329,061
Property, buildings and equipment, net	628,144	639,930
Intangible assets, net	3,147,303	3,327,862
Finance lease right-of-use assets, net	248,415	231,839
Operating lease right-of-use assets, net	55,212	54,780
Goodwill	8,445,011	8,444,886
Investments	128,048	131,555
Other assets	401,173	335,908
Total assets	$16,263,718	$15,495,821
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$282,822	$194,807
Accrued liabilities	745,319	526,303
Current portion of long-term debt	45,501	38,061
Current portion of finance lease liabilities	25,501	22,741
Current portion of operating lease liabilities	18,303	17,648
Deferred revenue	483,686	663,015
Other current liabilities	911,449	384,588
Total current liabilities	2,512,581	1,847,163
Long-term debt	4,583,724	3,724,063
Long-term finance lease liabilities	238,311	219,459
Long-term operating lease liabilities	42,237	41,063
Deferred tax liabilities	301,138	301,747
Other long-term liabilities	220,419	112,247
Total liabilities	7,898,410	6,245,742
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	34,412	34,412
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 74,327,929 and 77,767,155 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 116,158,615 and 116,158,615 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	1	1
Additional paid-in capital	4,825,264	4,552,151
Accumulated other comprehensive loss	(20,462)	(17,458)
Accumulated deficit	(1,408,872)	(797,314)
Total TKO Group Holdings, Inc. stockholders’ equity	3,395,932	3,737,381
Nonredeemable non-controlling interests	4,934,964	5,478,286
Total stockholders' equity	8,330,896	9,215,667
Total liabilities, redeemable non-controlling interests and stockholders' equity	$16,263,718	$15,495,821

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,547,078	$1,308,442	$3,143,954	$2,577,242
Operating expenses:
Direct operating costs	556,123	476,383	1,290,480	1,043,999
Selling, general and administrative expenses	462,649	364,357	842,887	727,642
Depreciation and amortization	98,500	99,397	242,302	199,932
Total operating expenses	1,117,272	940,137	2,375,669	1,971,573
Operating income	429,806	368,305	768,285	605,669
Other expenses:
Interest expense, net	(70,619)	(48,207)	(131,184)	(92,972)
Other income (expense), net	2,418	(7,839)	6,644	(16,224)
Income before income taxes and equity earnings of affiliates	361,605	312,259	643,745	496,473
Provision for income taxes	53,235	46,472	87,217	67,654
Income before equity earnings of affiliates	308,370	265,787	556,528	428,819
Equity (loss) earnings of affiliates, net of tax	(4,436)	7,310	(2,801)	9,834
Net income	303,934	273,097	553,727	438,653
Less: Net income attributable to non-controlling interests	202,359	174,732	362,801	281,880
Net income attributable to TKO Group Holdings, Inc.	$101,575	$98,365	$190,926	$156,773
Basic net earnings per share of Class A common stock	$1.36	$1.20	$2.51	$1.92
Diluted net earnings per share of Class A common stock	$1.34	$1.17	$2.46	$1.87
Weighted average number of common shares used in computing basic earnings per share	74,797,769	81,757,675	76,054,642	81,664,928
Weighted average number of common shares used in computing diluted net earnings per share	75,870,706	199,279,343	193,323,374	190,448,612

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$303,934	$273,097	$553,727	$438,653
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,403	22,810	(7,692)	35,726
Cash flow hedges:
Change in net unrealized gains (losses)	198	(244)	363	(640)
Amortization of cash flow hedge fair value to net income	(77)	(76)	(153)	(152)
Total comprehensive income, net of tax	305,458	295,587	546,245	473,587
Less: Comprehensive income attributable to non-controlling interests	203,294	187,921	358,322	301,569
Comprehensive income attributable to TKO Group Holdings, Inc.	$102,164	$107,666	$187,923	$172,018

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2026
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance, March 31, 2026	74,962	$1	116,159	$1	$4,781,252	$(20,863)	$(1,384,429)	$3,375,962	$5,116,133	$8,492,095
Comprehensive income	—	—	—	—	—	401	106,141	106,542	198,916	305,458
Distributions to members	—	—	—	—	—	—	—	—	(317,165)	(317,165)
Distributions to investors	—	—	—	—	—	—	—	—	(1,336)	(1,336)
Contributions from parent	—	—	—	—	—	—	—	—	252	252
Stock issuances and other, net	15	—	—	—	322	—	—	322	198	520
Repurchase and retirement of common stock	(649)	—	—	—	—	—	(129,313)	(129,313)	—	(129,313)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(1,271)	(1,271)	—	(1,271)
Equity-based compensation	—	—	—	—	39,987	—	—	39,987	—	39,987
Cash dividends declared ($0.79 per share for Class A shareholders)	—	—	—	—	(58,873)	—	—	(58,873)	—	(58,873)
Equity impacts arising from changes in ownership	—	—	—	—	542	—	—	542	—	542
Equity reallocation between controlling and non-controlling interests	—	—	—	—	62,034	—	—	62,034	(62,034)	—
Balance, June 30, 2026	74,328	$1	116,159	$1	$4,825,264	$(20,462)	$(1,408,872)	$3,395,932	$4,934,964	$8,330,896

	Six Months Ended June 30, 2026
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2025	77,767	$1	116,159	$1	$4,552,151	$(17,458)	$(797,314)	$3,737,381	$5,478,286	$9,215,667
Comprehensive income (loss)	—	—	—	—	—	(3,004)	196,609	193,605	352,640	546,245
Distributions to members	—	—	—	—	—	—	—	—	(407,991)	(407,991)
Distributions to investors	—	—	—	—	—	—	—	—	(1,336)	(1,336)
Contributions from parent	—	—	—	—	—	—	—	—	620	620
Stock issuances and other, net	534	—	—	—	322	—	—	322	198	520
Repurchase and retirement of common stock	(3,973)	—	—	—	(166,398)	—	(801,225)	(967,623)	—	(967,623)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(6,942)	(6,942)	—	(6,942)
Equity-based compensation	—	—	—	—	76,622	—	—	76,622	—	76,622
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(8,089)	—	—	(8,089)	—	(8,089)
Cash dividends declared ($1.57 per share for Class A shareholders)	—	—	—	—	(117,339)	—	—	(117,339)	—	(117,339)
Equity impacts arising from changes in ownership	—	—	—	—	542	—	—	542	—	542
Equity reallocation between controlling and non-controlling interests	—	—	—	—	487,453	—	—	487,453	(487,453)	—
Balance, June 30, 2026	74,328	$1	116,159	$1	$4,825,264	$(20,462)	$(1,408,872)	$3,395,932	$4,934,964	$8,330,896

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

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$553,727	$438,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,302	199,932
Amortization and impairments of content costs	13,271	13,607
Amortization and write-off of original issue discount and deferred financing cost	2,082	1,266
Loss on sale of assets	—	1,054
Equity-based compensation	79,982	63,267
Income taxes	54,516	40,967
Other, net	2,414	(9,254)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(504,891)	(208,213)
Other current assets	(96,499)	(41,403)
Other noncurrent assets	(67,123)	31,449
Deferred costs	96,024	(33,271)
Accounts payable, accrued liabilities and other current liabilities	757,903	21,227
Deferred revenue	(57,508)	37,717
Other liabilities	(7,744)	2,047
Net cash provided by operating activities	1,068,456	559,045
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(44,444)	(48,631)
Investments in affiliates, net	(3,957)	(13,750)
Proceeds from sales of property and equipment	106	5,797
Proceeds from infrastructure improvement incentives	392	5,414
Proceeds from sales of investments and other	—	1,500
Net cash used in investing activities	(47,903)	(49,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(63,689)	(20,780)
Proceeds from borrowings	929,885	—
Repurchase of Class A common stock	(967,623)	—
Net transfers to parent	—	(122,525)
Contributions from parent	—	26,504
Distributions to members	(407,991)	(166,651)
Dividends paid	(117,339)	(62,135)
Payments for financing costs	(14,838)	—
Taxes paid related to net settlement upon vesting of equity awards	(8,089)	—
Distributions of non-controlling interests	(1,336)	(448)
Net cash used in financing activities	(651,020)	(346,035)
Effects of exchange rate movements on cash	(3,325)	17,083
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	366,208	180,423
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,185,959	678,083
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,552,167	$858,506
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$135,707	$103,243
Cash payments for income taxes	$88,591	$31,294
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures included in current liabilities	$4,846	$2,712
Capital contribution from parent	$620	$49,924
Accretion of redeemable non-controlling interests	$5,682	$4,947
Excise taxes on repurchases of common stock	$6,942	$—

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

In connection with the Endeavor Asset Acquisition, the Company incurred transaction costs of $0.2 million and $3.3 million, and $0.4 million and $39.2 million, for the three and six months ended June 30, 2026 and 2025, respectively. These costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

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

Principles of Consolidation

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company ultimately controls the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of June 30, 2026, the Company owned 39.0% of TKO OpCo.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	For the Three Months Ended June 30, 2026
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$325,176	$359,758	$147,160	$3,715	$835,809
Live events and hospitality	47,844	152,000	198,503	19,790	418,137
Partnerships and marketing	144,758	63,178	3,514	12,299	223,749
Consumer products licensing and other	17,884	46,014	5,380	12,671	81,949
Eliminations	—	—	—	—	(12,566)
Total revenue	$535,662	$620,950	$354,557	$48,475	$1,547,078

	For the Six Months Ended June 30, 2026
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$600,491	$641,431	$307,405	$12,650	$1,561,977
Live events and hospitality	96,337	275,470	666,154	52,801	1,090,762
Partnerships and marketing	211,853	89,412	25,020	28,575	354,860
Consumer products licensing and other	28,202	90,295	11,512	28,355	158,364
Eliminations	—	—	—	—	(22,009)
Total revenue	$936,883	$1,096,608	$1,010,091	$122,381	$3,143,954

	For the Three Months Ended June 30, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$260,491	$278,915	$163,397	$4,661	$707,464
Live events and hospitality	58,478	185,765	132,148	18,465	394,856
Partnerships and marketing	85,730	58,291	7,868	11,650	163,539
Consumer products licensing and other	11,136	33,171	3,177	9,856	57,340
Eliminations	—	—	—	—	(14,757)
Total revenue	$415,835	$556,142	$306,590	$44,632	$1,308,442

	For the Six Months Ended June 30, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$484,588	$530,530	$324,703	$7,969	$1,347,790
Live events and hospitality	117,101	262,044	420,534	51,858	851,537
Partnerships and marketing	150,074	83,868	30,203	23,763	287,908
Consumer products licensing and other	23,819	71,240	7,418	15,419	117,896
Eliminations	—	—	—	—	(27,889)
Total revenue	$775,582	$947,682	$782,858	$99,009	$2,577,242

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of June 30, 2026 (in thousands):

Remainder of 2026	$1,708,428
2027	3,371,206
2028	3,147,482
2029	2,745,179
2030	1,758,592
Thereafter	3,239,111
Total remaining performance obligations	$15,969,998

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three and six months ended June 30, 2026 and 2025, respectively.

Contract Assets

Contract assets (i.e., unbilled receivables) are established when revenue is recognized, but due to contractual terms over the timing of invoicing, the Company does not have right to invoice the customer or the right to payment of consideration for goods and services provided from the customer as of the balance sheet date. As of June 30, 2026 and December 31, 2025, contract assets were $293.0 million and $71.3 million, respectively, and were included in accounts receivable, net on the Company's consolidated balance sheets.

Contract Liabilities (Deferred Revenues)

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. The Company’s deferred revenue balance primarily relates to advance payments received related to its content distribution rights agreements, live event and hospitality arrangements, consumer products licensing agreements and partnerships and marketing arrangements, as well as memberships for the Company’s subscription services. Deferred revenue is included within current liabilities and in other long-term liabilities in the consolidated balance sheets. Total deferred revenue as of June 30, 2026 was $639.0 million. Total deferred revenue as of December 31, 2025 was $703.2 million, of which $574.5 million was recognized as revenue during the six months ended June 30, 2026.

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

As of June 30, 2026, property, buildings and equipment totaled $1,042.8 million, with accumulated depreciation of $414.7 million. As of December 31, 2025, property, buildings and equipment totaled $1,011.2 million, with accumulated depreciation of $371.3 million. Depreciation expense for property, buildings and equipment totaled $24.7 million and $21.4 million, and $47.6 million and $44.4 million for the three and six months ended June 30, 2026 and 2025, respectively.

Other Current Assets

The following is a summary of other current assets (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Prepaid sign-on fee for hospitality rights	100,000	100,000
Other current receivables	76,543	36,341
Insurance recovery receivables (Note 14)	75,000	—
Inventory	50,435	57,126
Prepaid taxes	46,920	56,882
Prepaid event and production-related costs	27,916	33,406
Amounts due from the Group (Note 16)	15,840	7,259
Prepaid insurance	6,324	8,983
Other	66,379	50,021
Total	$465,357	$350,018

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Event and production-related costs	$352,966	$147,628
Legal settlements (Note 14)	105,000	—
Payroll-related costs	87,214	200,373
Legal and professional fees	85,407	45,775
Interest	23,335	24,815
Accrued customer refunds	16,633	32,702
Accrued capital expenditures	3,362	8,724
Other	71,402	66,286
Total	$745,319	$526,303

Other Current Liabilities

The following is a summary of other current liabilities (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Collections due to third parties (1)	$867,015	$333,550
Amounts due to the Group (Note 16)	27,329	31,890
Other	17,105	19,148
Total	$911,449	$384,588

(1)
Collections due to third parties represents amounts collected in advance for future event-related services and other contractual obligations, most of which is payable to third-party rights holders under contractual agreements.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no dispositions or impairments to goodwill during the three and six months ended June 30, 2026 and 2025. The change in the carrying amount of goodwill during the six months ended June 30, 2026 relates to the impact of foreign exchange rates.

Intangible Assets, net

Amortization expense of finite-lived intangible assets was $66.8 million and $72.1 million, and $180.9 million and $144.0 million, during the three and six months ended June 30, 2026 and 2025, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations. Amortization expense for the six months ended June 30, 2026 includes $44.1 million of accelerated amortization related to the 2025 revision of the remaining useful life of a customer relationship asset within the WWE segment, as previously disclosed in the Company’s 2025 Annual Report.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Equity method investments	$99,493	$103,056
Nonmarketable equity investments without readily determinable fair values	28,475	28,423
Nonmarketable equity investments with readily determinable fair values	80	76
Total investment securities	$128,048	$131,555

Equity Method Investments

As of June 30, 2026 and December 31, 2025, the Company’s equity method investments include Sports News Television Limited, EverPass Holdco LLC, and Boxing HoldCo, LLC (d/b/a Zuffa Boxing). The Company’s ownership of its equity method investments ranges from 7% to 50%.

The Company recognized equity losses of $4.4 million and $2.8 million during the three and six months ended June 30, 2026, respectively, and equity earnings of $7.3 million and $9.8 million during the three and six months ended June 30, 2025, respectively, from its equity method investments. During the three months ended June 30, 2026, the Company recorded an other-than-temporary impairment of $4.4 million due to significant deterioration in the financial condition of an equity method investee, which is reflected as a component of equity (loss) earnings of affiliates, net of tax on the consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company received distributions of $2.2 million and $5.1 million, respectively, from its equity method investments. During the three and six months ended June 30, 2025, the Company recorded a net gain on sale of equity method investments of $2.2 million and net loss of $2.5 million, respectively, and received total proceeds of $1.5 million during the six months ended June 30, 2025. The Company did not sell any equity method investments during the three and six months ended June 30, 2026.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of June 30, 2026 and December 31, 2025, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on its nonmarketable equity investments during the three and six months ended June 30, 2026 and 2025. In addition, there were no observable price change events that were completed during the three and six months ended June 30, 2026 and 2025.

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	June 30,	December 31,
	2026	2025
First Lien Term Loan (due November 2031)	$4,594,452	$3,717,569
Other Secured Loans	61,311	63,067
Notes payable	3,286	2,552
Total principal	4,659,049	3,783,188
Unamortized discount	(11,168)	(9,761)
Unamortized debt issuance cost	(18,656)	(11,303)
Total debt	4,629,225	3,762,124
Less: Current portion of long-term debt	(45,501)	(38,061)
Total long-term debt	$4,583,724	$3,724,063

First Lien Term Loan (due November 2031)

As of June 30, 2026 and December 31, 2025, the Company had $4.6 billion and $3.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”) by and among TKO Guarantor, LLC or “TKO Guarantor” (f/k/a “UFC Guarantor, LLC” or “Zuffa Guarantor, LLC”), TKO Worldwide Holdings, LLC or “TKO Worldwide Holdings” (f/k/a “UFC Holdings, LLC”), as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO OpCo and TKO are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities TKO Guarantor and TKO Worldwide Holdings.

On March 10, 2026, TKO Worldwide Holdings entered into an amendment to the First Lien Credit Agreement (the "First Lien Credit Agreement Amendment") to, among other things, (i) provide for an additional $900.0 million incremental first lien secured term loan (“Incremental Term Loan”) as a fungible increase to the then existing first lien secured term loans of $3.7 billion (collectively, the “Prior Term Loans”), (ii) upsize the revolving credit facility under the existing credit agreement from $205.0 million to $350.0 million (the “Revolving Credit Facility” and together with the Term Loans, the “Credit Facilities”), and (iii) make certain other changes to the First Lien Credit Agreement. On the March 10, 2026 closing date, TKO Worldwide Holdings borrowed the full $900.0 million of the Incremental Term Loan.

On May 28, 2026, TKO Worldwide Holdings entered into the Seventh Refinancing Amendment to the First Lien Credit Agreement (the “Credit Agreement Refinancing Amendment”). The Credit Agreement Refinancing Amendment amended the First Lien Credit Agreement to, among other things, (i) refinance and replace the Prior Term Loans with a new class of first lien secured term loans (the “New Term Loans”), the aggregate principal amount of which was unchanged at $4.6 billion, (ii) reduce the applicable interest margin on the New Term Loans by 25 basis points, (iii) reduce the applicable interest rate margin on the Revolving Credit Facility by 25 basis points and (iv) make certain other changes to the First Lien Credit Agreement. In connection with the Credit Agreement Refinancing Amendment, approximately $29.9 million of Prior Term Loans held by lenders that did not participate in the modified syndication was repaid and replaced with an equal amount funded by new lenders. The Credit Facilities are secured by liens on substantially all of the assets of TKO Guarantor and TKO Worldwide Holdings and certain subsidiaries thereof.

Following the Credit Agreement Refinancing Amendment, the New Term Loans bear interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. SOFR term loans accrue interest at a rate equal to Term SOFR plus 1.75%, with a SOFR floor of 0.00%. The New Term Loans' interest rate totaled 5.41% as of June 30, 2026. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 0.75%, with an ABR floor of 1.00%. The New Term Loans have the same amortization schedule as the Prior Term Loans they replaced, amortizing at 1% per annum, and maturing on November 21, 2031.

The Company capitalized $14.8 million in transaction costs related to the First Lien Credit Agreement Amendment during the six months ended June 30, 2026. Of these amounts, $11.0 million was capitalized as a component of long-term debt related to the Incremental Term Loan and $3.8 million was capitalized as a component of other assets related to increasing the borrowing capacity of the Revolving Credit Facility. In addition, in connection with the Credit Agreement Refinancing Amendment, the Company incurred transaction costs of approximately $2.5 million during the three and six months ended June 30, 2026. Substantially all of these costs related to debt modification and were expensed as incurred, with an immaterial amount capitalized as a component of long-term debt related to new term loan lenders and the modification of the Revolving Credit Facility.

The loans made pursuant to the upsized Revolving Credit Facility bear interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. Following the Credit Agreement Refinancing Amendment, the leverage-based step-down mechanism previously applicable to the Revolving Credit Facility was eliminated. SOFR revolving loans accrue interest at a rate equal to Term SOFR plus 1.50%, with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 0.50%, with an ABR floor of 1.00%. The Revolving Credit Facility matures on September 15, 2030.

As of June 30, 2026 and December 31, 2025, there was no outstanding balance under the Revolving Credit Facility.

The First Lien Credit Agreement contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1. The Company is only required to comply with the foregoing financial covenant if the sum of (i) outstanding borrowings under the Revolving Credit Facility (excluding any letters of credit, whether drawn or undrawn) and (ii) Swingline Loans, as defined in the First Lien Credit Agreement, is greater than the greater of (x) $140.0 million and (y) forty percent of the borrowing capacity of the Revolving Credit Facility. This covenant did not apply as of June 30, 2026 and December 31, 2025, as the Company had no borrowings outstanding under the Revolving Credit Facility.

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

As of June 30, 2026 and December 31, 2025, TKO Worldwide Holdings had outstanding letters of credit of $11.1 million and $1.1 million, respectively.

The estimated fair values of the Company’s outstanding term loans are based on quoted market values for the debt. As of June 30, 2026 and December 31, 2025, the face amount of the Company’s term loans approximated their fair value.

Other Secured Loans

As of June 30, 2026 and December 31, 2025, the Company had $61.3 million and $63.1 million, respectively, of other secured loans outstanding, which were entered into in order to finance the purchase of certain assets. These loans are secured by the underlying assets of the Company and bear interest at rates ranging from SOFR plus 1.70% to SOFR plus 2.25%. Principal amortization is payable in monthly installments with any remaining balance payable on the final maturity dates of November 1, 2028 and January 1, 2031.

One of the Company's other secured loans contains a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no less than 1.15-to-1 as measured on an annual basis. As of June 30, 2026 and December 31, 2025, the Company was in compliance with its financial debt covenant under this secured loan.

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

Capital Return Program

TKO Share Repurchases

During the six months ended June 30, 2026, the following share repurchases of TKO Class A common stock were made under the Company's previously announced share repurchase program totaling $3.0 billion:

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
•
On March 10, 2026, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC to repurchase $800.0 million of shares of its Class A common stock. Under the ASR Agreement, the Company paid $800.0 million on March 11, 2026 and received an initial delivery of 3,136,179 shares. The valuation period under the ASR Agreement ended on June 30, 2026, and the Company received 1,031,119 additional shares upon final settlement on July 1, 2026. The final number of shares delivered upon settlement of the $800.0 million ASR Agreement was determined based on the volume-weighted average price of $191.97 per share of the TKO Class A common stock during the term of the agreement, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. The shares received are retired in the period they are delivered, and the up-front payment is accounted for as a reduction to stockholders' equity in the Company's consolidated balance sheet in the period the payments are made. The initial delivery of 3,136,179 shares was recorded on March 11, 2026 as a reduction to accumulated deficit. As of June 30, 2026, the remaining shares to be delivered under the ASR Agreement were reflected as a forward contract as a reduction to additional paid-in capital. The Company reflects the accelerated share repurchases (“ASRs”) as a repurchase of Class A common stock in the period delivered for purposes of calculating earnings per share. The ASRs met all of the applicable criteria for equity classification under ASC 815-40, and therefore, was not accounted for as a derivative instrument.
•
On March 10, 2026, the Company entered into a Rule 10b5-1 trading plan (the “March 10b5-1 Plan”) providing for up to $200.0 million of repurchases of its Class A common stock, which was originally set to commence immediately following the completion of the ASR Agreement. On May 11, 2026, the Company entered into a new Rule 10b5-1 trading plan (the “May 10b5-1 Plan”) that superseded, amended and replaced the March 10b5-1 Plan authorizing repurchases thereunder to commence on May 14, 2026. The terms of the May 10b5-1 Plan are otherwise identical to those of the March 10b5-1 Plan. During the period from May 14, 2026 through June 30, 2026, the Company repurchased 648,919 shares of TKO Class A common stock for an aggregate purchase price of $129.3 million based on an aggregate volume-weighted average price of $199.27 per share. All shares repurchased have been retired. The May 10b5-1 Plan was completed on July 22, 2026, with the repurchase of 373,515 shares of TKO Class A common stock for an aggregate purchase price of $70.7 million occurring during July 2026.

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

For the three months ended June 30, 2026 and 2025, the Company's board of directors declared quarterly cash dividends of $0.79 per share and $0.38 per share, respectively. For the six months ended June 30, 2026 and 2025, aggregate cash dividends declared were $1.57 per share and $0.76 per share, respectively. These dividend payments represented TKO’s portion of the pro rata distributions from TKO OpCo to its equity holders, which totaled $150.6 million and $75.2 million for the three months ended June 30, 2026 and 2025, respectively, and $299.7 million and $150.4 million for the six months ended June 30, 2026 and 2025, respectively.

TKO Ownership Interests

As of June 30, 2026, EGH and its subsidiaries collectively controlled 64.1% of the voting interests in TKO through their ownership of both TKO Class A common stock and TKO Class B common stock.

As of June 30, 2026, the Company owned 39.0% of TKO OpCo and EGH and its subsidiaries owned 61.0% of TKO OpCo.

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

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary. Following an initial five-year and six month holding period which has now lapsed, the put option is exercisable annually during a three-month window commencing six months after each anniversary of the investment's consummation (typically January through March). The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. The estimated redemption value was $34.4 million at both June 30, 2026 and December 31, 2025.

11. EARNINGS PER SHARE ("EPS")

Basic earnings per share is calculated utilizing net income available to common stockholders of the Company during the three and six months ended June 30, 2026 and 2025, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income available to common stockholders by the diluted weighted average shares outstanding during the same period. TKO Class B common shares are included in diluted earnings per share only for periods in which their effect is dilutive and are otherwise excluded as anti-dilutive.

On March 10, 2026, the Company entered into an ASR Agreement with Morgan Stanley & Co. LLC to repurchase $800.0 million of its Class A common stock. On March 11, 2026, the Company paid $800.0 million and received an initial delivery of 3,136,179 shares. The Company received final delivery of an additional 1,031,119 shares on July 1, 2026 based on the volume-weighted average price of TKO Class A common stock during the term of the ASR Agreement. The shares were retired upon receipt. Refer to Note 9, Stockholders' Equity for further information related to the ASR Agreement.

The following table presents the computation of basic and diluted net earnings per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income attributable to TKO Group Holdings, Inc.	$101,575	$98,365	$190,926	$156,773
Effect of dilutive securities:
Adjustment to net income attributable to TKO Group Holdings, Inc. from the assumed conversion of Class B shares	—	135,108	283,755	198,869
Net income attributable to TKO Group Holdings, Inc. used in computing diluted earnings per share	$101,575	$233,473	$474,681	$355,642

Denominator
Weighted average Class A Common Shares outstanding - Basic	74,797,769	81,757,675	76,054,642	81,664,928
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	1,072,937	1,363,053	1,110,117	1,276,791
Additional shares from the assumed conversion of Class B shares	—	116,158,615	116,158,615	107,506,893
Weighted average number of shares used in computing diluted earnings per share	75,870,706	199,279,343	193,323,374	190,448,612

Basic earnings per share	$1.36	$1.20	$2.51	$1.92
Diluted earnings per share	$1.34	$1.17	$2.46	$1.87

Securities that are anti-dilutive this period
Unvested RSUs	21,266	608	11,751	1,375
TKO Class B Common Shares	116,158,615	—	—	—
ASR Agreement	1,031,119	—	1,031,119	—

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

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate (“AETR”). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and six months ended June 30, 2026 and 2025, respectively, adjusted for discrete items as noted.

The provision for income taxes for the three months ended June 30, 2026 and 2025 was $53.2 million and $46.5 million, respectively, based on pretax income of $361.6 million and $312.3 million, respectively. The effective tax rate was 14.7% and 14.9% for the three months ended June 30, 2026 and 2025, respectively. The tax provision for three months ended June 30, 2026 differs from tax provision in the same period in 2025 primarily due to the increase in pretax income. The provision for income taxes for the six months ended June 30, 2026 and 2025 was $87.2 million and $67.7 million, respectively, based on pretax income of $643.7 million and $496.5 million, respectively. The effective tax rate was 13.5% and 13.6% for the six months ended June 30, 2026 and 2025, respectively. The tax provision for the six months ended June 30, 2026 differs from tax provision in the same period in 2025 primarily due to the increase in pretax income. Any tax balances reflected on the Company’s consolidated balance sheets as of June 30, 2026 will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2026.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, non-controlling interest, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of June 30, 2026 and December 31, 2025, the Company had unrecognized tax benefits of $41.4 million and $36.7 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) on the Company's consolidated statement of operations. Accrued interest and penalties of $17.1 million and $14.4 million are included as a component of the related tax liabilities on the Company's consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. Of the $58.5 million combined unrecognized tax benefits and accrued interest and penalties as of June 30, 2026, $44.0 million is subject to an offsetting indemnity asset, as set forth in the Endeavor Asset Acquisition Agreement, which is included as a component of Other assets on the Company's consolidated balance sheets.

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

13. CONTENT PRODUCTION INCENTIVES

The Company has access to various governmental programs that are designed to promote content production within the United States of America and certain international jurisdictions. These programs primarily consist of nonrefundable tax credits issued by a jurisdiction on an annual basis for qualifying expenses incurred during the year in the production of certain entertainment content created in whole or in part within the jurisdiction. The Company recognizes these benefits when it has reasonable assurance regarding the realizable amount of the tax credits.

During the three and six months ended June 30, 2026, the Company recorded content production incentives of $3.5 million related to qualifying content production activities primarily in the WWE segment. These incentives are recorded as an offset to production expenses within direct operating costs within the consolidated statements of operations. The Company did not record any content production incentives during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2025, the Company recorded infrastructure improvement incentives of $12.1 million related to qualifying capital expenditures associated with the buildout of WWE's leased corporate headquarters and media production facilities. These incentives are recorded as an offset to property, buildings and equipment, net in the consolidated balance sheets. The Company did not record any infrastructure improvement incentives during the three and six months ended June 30, 2026.

14. COMMITMENTS AND CONTINGENCIES

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

UFC Legal Proceedings

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. These substantially identical lawsuits were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The Le case alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing their compensation for their services. On September 26, 2024, the parties agreed to settle all claims asserted in the Le case for an aggregate amount of $375.0 million payable in installments over an agreed-upon period of time by the Company (the “Updated Settlement Agreement”). The district court approved the Updated Settlement Agreement on February 6, 2025 and the Company completed payment of the settlement amount in June 2025.

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

On May 23, 2025, Cirkunovs v. Zuffa, LLC et al., No. 2:25-cv-00914-RFB-BNW (D. Nev.) (the “Cirkunovs” case), was filed by a putative class of former UFC fighters who signed contracts with arbitration clauses and class action waiver agreements during the period July 1, 2017, to the present. The complaint in Cirkunovs contains nearly identical allegations to Johnson and further alleges that the arbitration clauses and class action waivers contained in the fighters’ contracts are unenforceable. The Cirkunovs complaint seeks injunctive relief invalidating these arbitration clauses and class action waivers, as well as treble damages under the antitrust laws and attorneys’ fees and costs. Zuffa filed a motion to compel arbitration, and the Court has allowed Plaintiffs to seek discovery regarding the arbitration clause before ruling on Zuffa’s motion. Defendants appealed the district court’s order permitting discovery rather than ruling on Zuffa’s motion to compel arbitration. Cirkunovs has been stayed pending resolution of Defendants’ appeal. No trial date has been set in Cirkunovs.

On May 29, 2025, a similar complaint was filed by a current Professional Fighters League fighter, Phil Davis. Davis v. Zuffa, LLC et al., No. 2:25-cv-00946-RFB-BNW (D. Nev.) (the “Davis” case). The Davis complaint also asserts nearly identical allegations as in Johnson and Cirkunovs, except Davis seeks to represent a class of fighters who competed in U.S.-bouts for non-UFC promotions from May 29, 2021, onward, excluding all currently contracted UFC fighters, as well as the Johnson and Cirkunovs class members. The Davis case alleges UFC’s alleged anticompetitive conduct impairs the ability of non-UFC fighters to advance their careers and artificially suppresses non-UFC fighter pay. The Davis case does not seek monetary damages and instead seeks injunctive relief. On March 31, 2026, the district court denied Zuffa’s motion to dismiss Davis. No trial date has been set in Davis, and the parties are in the midst of the discovery process.

On February 26, 2026, two plaintiffs who allegedly paid to view UFC broadcasts filed a putative antitrust class action against Zuffa, TKO Group Holdings, Inc., TKO OpCo, and EGH, Costantino, et al. v. Zuffa, LLC, et al., No. 2:26-cv-00539-RFB-EJY (D. Nev) (the “Costantino” case). Two additional plaintiffs joined the action in an amended complaint filed on May 18, 2026. The amended complaint alleges, like the complaints in Le, Johnson, Cirkunovs, and Davis, that the defendants monopsonized the market for professional MMA fighter services and monopolized the market for professional MMA bouts in the United States. The Costantino plaintiffs allege that this resulted in increased prices for consumers who purchased (i) UFC pay-per-view events and (ii) the Paramount+ streaming service that now televises UFC bouts. The plaintiffs assert claims under Sections 1 and 2 of the Sherman Act and certain state laws and seek unspecified damages on behalf of classes of persons and entities in relevant states that either (i) purchased UFC pay per view events through January 1, 2026, or (ii) subscribed to Paramount+ from January 1, 2026 to the present. They also seek to assert equitable relief claims on behalf of a purported nationwide class of Paramount+ subscribers. On July 21, 2026, Zuffa moved to dismiss Costantino and to compel the matter to arbitration.

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

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive, John Laurinaitis, in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and Mr. Laurinaitis and asserting claims under the Trafficking Victims Protection Act. On May 30, 2025, Mr. Laurinaitis was dismissed from the matter with prejudice pursuant to a stipulation of dismissal. WWE has moved to compel the matter to arbitration, and its motion is pending. On July 20, 2026, the parties executed an agreement under which the former employee agreed to submit her claims to arbitration. On July 24, 2026, consistent with that agreement, the former employee filed a stipulation of voluntary dismissal with prejudice of her federal lawsuit.

On October 23, 2024, five unnamed plaintiffs filed a lawsuit against Mr. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former World Wrestling Federation ring announcer during the 1980s. On April 28, 2025, plaintiffs filed an amended complaint adding three unnamed plaintiffs, but no new defendants. On December 10, 2025, the court dismissed the claims asserted by one of the unnamed plaintiffs (and certain other claims asserted against Ms. McMahon) but otherwise denied defendants' motions to dismiss. In April 2026, the court permitted the Attorney General of Maryland to intervene for purposes of briefing defendants’ constitutional challenges to the state law on which the plaintiffs’ claims are premised. Defendants filed their opening brief on May 21, 2026. Plaintiffs and the Attorney General of Maryland opposed on June 26, 2026. Defendants filed their reply brief on July 27, 2026.

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

In early June 2026, the parties reached an agreement in principle to resolve all claims against all defendants. The overall settlement amount is expected to be primarily funded by insurance recoveries, with a portion being funded by WWE as a result of pre-existing indemnification obligations owed by WWE to the directors. WWE's portion of the overall settlement amount is $105.0 million, which is expected to be funded by probable insurance recoveries of $75.0 million, resulting in an expected loss of $30.0 million. The net estimated loss is included within selling, general and administrative expenses in the consolidated statements of operations. As a result, the parties and Court cancelled the trial, which was scheduled to begin June 8, 2026. The parties are currently drafting a settlement agreement, which the Court must then review and approve.

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

At the end of April 2026, the parties agreed to settle all claims asserted in the above-described litigation. As of June 30, 2026, the settlement, which includes any obligations of IMG, has been paid directly by a subsidiary of Endeavor Group Holdings, Inc. pursuant to its indemnification obligations.

Endeavor Asset Acquisition Litigation

On March 27, 2026, a purported stockholder of TKO, Jonathan Jordan, filed a verified stockholder derivative complaint on behalf of TKO in the Court of Chancery of the State of Delaware, captioned Jordan v. Endeavor Group Holdings, Inc., et al., C.A. No. 2026-0422-LWW (the “Jordan” case). Jordan alleges breach of fiduciary duty and unjust enrichment claims arising out of the Endeavor Asset Acquisition against Endeavor Group Holdings, Inc.; Silver Lake Group, L.L.C. and various affiliate funds; TKO directors Ariel Emanuel, Egon Durban, Dwayne Johnson, Nick Khan, Mark Shapiro, Peter Bynoe, Steven Koonin, Nancy Tellem, Carrie Wheeler, Bradley Keywell, Jonathan Kraft, and Sonya Medina; and TKO officers Ariel Emanuel, Seth R. Krauss, Andrew Schleimer, and Mark Shapiro. Jordan also alleges claims against Moelis & Company LLC for aiding and abetting the alleged breaches of fiduciary duties. Among other things, Jordan seeks equitable relief and monetary damages. On July 10, 2026, all defendants moved to dismiss the complaint, which will be briefed according to a schedule entered by the court. No trial date has been set.

15. SEGMENT INFORMATION

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

The Company also reports the results for the “Corporate and Other” group. The Corporate and Other group reflects operations not allocated to the UFC, WWE or IMG segments and primarily consists of general and administrative expenses as well as operations of PBR and boxing. Boxing includes the joint venture with Sela for the Zuffa Boxing brand as well as promotional services TKO provides for boxing events.

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

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
UFC:	2026	2025	2026	2025
Revenue	$535,662	$415,835	$936,883	$775,582
Direct operating costs (1)	192,182	116,283	290,807	205,955
Selling, general and administrative expenses (1)	63,026	54,760	111,151	97,442
Adjusted EBITDA	$280,454	$244,792	$534,925	$472,185

	Three Months Ended		Six Months Ended
	June 30,		June 30,
WWE:	2026	2025	2026	2025
Revenue	$620,950	$556,142	$1,096,608	$947,682
Direct operating costs (1)	158,992	142,656	297,620	264,724
Selling, general and administrative expenses (1)	93,633	83,747	174,617	159,279
Adjusted EBITDA	$368,325	$329,739	$624,371	$523,679

	Three Months Ended		Six Months Ended
	June 30,		June 30,
IMG:	2026	2025	2026	2025
Revenue	$354,557	$306,590	$1,010,091	$782,858
Direct operating costs (1)	188,583	202,770	651,793	527,787
Selling, general and administrative expenses (1)	87,447	74,826	182,370	152,616
Adjusted EBITDA	$78,527	$28,994	$175,928	$102,455

(1)
Direct operating costs and selling, general and administrative expenses included in the measure of Adjusted EBITDA for each segment exclude reconciling items included in the reconciliation of segment profitability below.

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
UFC	$535,662	$415,835	$936,883	$775,582
WWE	620,950	556,142	1,096,608	947,682
IMG	354,557	306,590	1,010,091	782,858
Total revenue from reportable segments	$1,511,169	$1,278,567	$3,043,582	$2,506,122
Corporate and Other	48,475	44,632	122,381	99,009
Eliminations	(12,566)	(14,757)	(22,009)	(27,889)
Total revenue	$1,547,078	$1,308,442	$3,143,954	$2,577,242

Reconciliation of segment profitability

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
UFC	$280,454	$244,792	$534,925	$472,185
WWE	368,325	329,739	624,371	523,679
IMG	78,527	28,994	175,928	102,455
Total Adjusted EBITDA from reportable segments	727,306	603,525	1,335,224	1,098,319
Corporate and Other	(77,426)	(77,037)	(135,588)	(154,453)
Total Adjusted EBITDA	649,880	526,488	1,199,636	943,866
Reconciling items:
Equity loss (earnings) of affiliates	4,436	(7,310)	2,801	(9,834)
Interest expense, net	(70,619)	(48,207)	(131,184)	(92,972)
Depreciation and amortization	(98,500)	(99,397)	(242,302)	(199,932)
Equity-based compensation expense (1)	(40,396)	(32,996)	(79,982)	(63,267)
Merger, acquisition and earn out costs (2)	(6,973)	(4,268)	(9,369)	(44,040)
Certain legal costs (3)	(71,055)	(9,693)	(94,270)	(16,151)
Restructuring, severance and impairment (4)	(747)	(4,305)	(1,098)	(5,824)
Debt transaction costs (5)	(2,455)	—	(2,455)	—
Foreign exchange gains and (losses) (6)	(699)	(10,101)	2,594	(14,978)
Other adjustments (7)	(1,267)	2,048	(626)	(395)
Income before income taxes and equity earnings of affiliates	$361,605	$312,259	$643,745	$496,473

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
(3)
Includes costs, net of insurance recoveries, related to certain litigation matters including antitrust lawsuits for UFC and stockholder litigation related to WWE and Endeavor. For the three and six months ended June 30, 2026, these costs include an estimated loss of $30.0 million reflecting the Company’s liability net of probable insurance recoveries, as well as $25.6 million and $42.0 million, respectively, of professional fees, associated with stockholder litigation related to WWE.
(4)
Includes costs resulting from the Company’s cost reduction programs.
(5)
For the three months ended June 30, 2026, the Company recognized $2.5 million of third-party transactions costs associated with the Company's debt refinancing transactions as described in Note 8, Debt.
(6)
Includes gains and losses on foreign exchange transactions.
(7)
Includes other miscellaneous nonoperating gains and losses. During the three and six months ended June 30, 2026, other adjustments include a $4.4 million impairment of an equity method investment, partially offset by miscellaneous nonoperating income. During the three months ended June 30, 2025, other adjustments include a net gain of $2.2 million related to the sale of certain equity method investments. During the six months ended June 30, 2025, other adjustments includes a net loss of $2.5 million on the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR’s former headquarters.

16. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), which collectively own approximately 64.1% of the voting interest in TKO as of June 30, 2026, provide various services to the Company and, upon consummation of the TKO Transactions, such services were provided pursuant to the Services Agreement which was terminated upon consummation of the Endeavor Asset Acquisition. Additionally, the Company and EGH entered into the Transition Services Agreement effective February 28, 2025. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Event and other licensing revenues earned from the Group	$127	$4,267	$167	$5,636
Expenses incurred with the Group included in direct operating costs (1)	4,038	8,447	5,724	13,889
Expenses incurred with the Group included in selling, general and administrative expenses (2)	5,979	10,765	12,381	20,285
Interest expense (income) with the Group, net (3)	44	213	(2)	(3,704)
Net expense resulting from Group transactions included within net income (loss)	$(9,934)	$(15,158)	$(17,936)	$(24,834)

(1)
These expenses primarily consist of production and consulting services as well as commissions paid to the Group.
(2)
These expenses primarily consist of service fees paid to the Group. These service fees are costs related to representation, executive leadership, back-office and corporate functions and other management services provided by the Group. Beginning in March 2025, expenses associated with the Transition Services Agreement primarily consist of pass through expenses related to the Acquired Businesses and back-office and corporate function costs.
(3)
The interest expense (income) relate to loans due to or from the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		June 30,	December 31,
	Classification	2026	2025
Amounts due from the Group	Other current assets	$15,840	$7,259
Amounts due from the Group	Other assets	$43,905	$42,255
Amounts due to the Group	Other current liabilities	$(27,329)	$(31,890)

Prior to February 28, 2025, the Company reimbursed the Group for third-party costs incurred on the Company’s behalf under the Services Agreement, which was terminated effective that date. During the six months ended June 30, 2025, the Company reimbursed $0.1 million under the prior agreement. Under the Transition Services Agreement, during the six months ended June 30, 2026 and 2025, the Company made cash payments to the Group of $18.2 million and $7.0 million, respectively, for third-party costs incurred on the Company’s behalf and received cash payments of $4.0 million and $5.2 million, respectively, from the Group related to the transition services provided to the Group.

Corporate Allocations in Recast Historical Combined Periods

In connection with the Company’s common control acquisition of the Acquired Businesses from Endeavor Group Holdings, Inc. and its subsidiaries on February 28, 2025, the historical financial statements have been retrospectively recast to include the combined results of TKO and the Acquired Businesses. During these historical combined periods, general corporate expenses incurred by EGH and its subsidiaries were allocated to the Acquired Businesses. These expenses related to centralized support functions provided by EGH and its subsidiaries, such as finance, human resources, information technology, facilities, and legal services (collectively, “General Corporate Expenses”). General Corporate Expense allocations apply to periods prior to the Endeavor Asset Acquisition on February 28, 2025. These allocations, which totaled $21.7 million for the three months ended March 31, 2025, are classified within Selling, general and administrative expenses in the consolidated statements of operations. The General Corporate Expenses were allocated to the Acquired Businesses using reasonable methodologies, including pro rata measures based on headcount, gross profit, or other relevant drivers.

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

In the historical combined financial statements, nonredeemable non-controlling interests and net transfers from parent represented EGH's historical investment in the Acquired Businesses and included the Acquired Businesses' net earnings (loss) after taxes, the net effect of these transactions with and cost allocations from EGH and its subsidiaries, and parent contributions. Following the Endeavor Asset Acquisition on February 28, 2025, this historical combined presentation ceased to apply. Amounts reflected for the three and six months ended June 30, 2025 relate only to the period prior to February 28, 2025.

The following table summarizes the components of the net transfers to parent in nonredeemable non-controlling interests for the six months ended June 30, 2025 (for the applicable periods prior to the Endeavor Asset Acquisition on February 28, 2025):

Six Months Ended
June 30,
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

Other Related Parties

During the third quarter of 2025, the Company divested its equity-method investment in Euroleague Ventures S.A. (“Euroleague”). Accordingly, related-party transactions connected with Euroleague are presented through the date of divestiture. For the three and six months ended June 30, 2025, the Company recognized revenue of $5.9 million and $15.5 million, respectively, and incurred direct operating costs of $0.1 million and $0.2 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights as well as production services. These revenue and costs are reported within the IMG segment. Following the divestiture, Euroleague is no longer a related party; however, the Company continues to maintain a commercial relationship with Euroleague to provide representation, technical, and other services in the ordinary course of business.

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

The following is a discussion and analysis of, and a comparison between, our results of operations for the three and six months ended June 30, 2026 and 2025. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Segments

As of June 30, 2026, we operated our business under three reportable segments, UFC, WWE and IMG. In addition, we also report results for the “Corporate and Other” group, which incurs revenue and expenses that are not allocated to the business segments. Refer to Note 15, Segment Information, within the unaudited consolidated financial statements included within this Quarterly Report on Form 10-Q.

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

Corporate and Other

Corporate and Other reflects operations not allocated to the UFC, WWE or IMG segments and primarily consists of general and administrative expenses as well as operations of PBR and boxing. PBR owns the Professional Bull Riders brand, which organizes bull riding competitions, promotes the sport and its athletes through live events and broadcasts. Boxing includes the joint venture with Sela for the Zuffa Boxing brand as well as promotional services TKO provides for boxing events.

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

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2026 and 2025. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$1,547.1	$1,308.4	$3,144.0	$2,577.2
Operating expenses:
Direct operating costs	556.1	476.4	1,290.5	1,044.0
Selling, general and administrative expenses	462.7	364.3	842.9	727.6
Depreciation and amortization	98.5	99.4	242.3	199.9
Total operating expenses	1,117.3	940.1	2,375.7	1,971.5
Operating income	429.8	368.3	768.3	605.7
Other expenses:
Interest expense, net	(70.6)	(48.2)	(131.2)	(93.0)
Other income (expense), net	2.3	(7.8)	6.6	(16.2)
Income before income taxes and equity earnings of affiliates	361.5	312.3	643.7	496.5
Provision for income taxes	53.2	46.5	87.2	67.7
Income before equity earnings of affiliates	308.3	265.8	556.5	428.8
Equity (loss) earnings of affiliates, net of tax	(4.4)	7.3	(2.8)	9.8
Net income	303.9	273.1	553.7	438.6
Less: Net income attributable to non-controlling interests	202.3	174.8	362.7	281.9
Net income attributable to TKO Group Holdings, Inc.	$101.6	$98.3	$191.0	$156.7

Revenue

Revenue increased by $238.7 million, or 18%, to $1,547.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

•
UFC revenue increased by $119.8 million, or 29%. This increase was primarily due to $64.7 million of increased media rights, production and content revenue from higher media rights fees resulting from increases in contractual revenues, including the new content distribution agreement with Paramount that became effective in January 2026, partially offset by the impact of one fewer Numbered Event compared to the prior year. Additionally, UFC generated $59.0 million of higher partnerships revenue, largely driven by the UFC Freedom 250 event held at the White House, as well as revenue from new sponsors and increases in fees from renewals. The increase in revenue was also attributable to higher consumer products licensing revenue of $6.8 million, primarily due to higher royalties on UFC-branded products, including collectibles and event merchandise. These increases were partially offset by a $10.7 million decrease in live event revenue which was driven by lower ticket revenue due to the absence of ticket sales for UFC Freedom 250 and one fewer Numbered Event, partially offset by increased financial incentive packages and having one incremental event overall compared to the prior year.
•
WWE revenue increased by $64.7 million, or 12%. This increase was primarily due to $80.8 million of higher media rights, production and content revenue from media rights fees resulting from increases in contractual revenues, most notably the content distribution agreements with ESPN and Netflix. Additionally, WWE generated $12.7 million of increased consumer products licensing revenue related to the sale of WWE-branded products, including trading cards and other collectibles, as well as $4.9 million of higher partnerships revenue from new sponsors and increases in fees from renewals, compared to the prior year. These increases were partially offset by a $33.7 million decline in live event revenue due to lower ticket sales revenue almost exclusively associated with WrestleMania in Las Vegas, which was revisited for a second consecutive year.
•
IMG segment revenue increased by $48.1 million, or 16%. This increase was attributable to $66.4 million of higher live events and hospitality revenue primarily driven by hospitality sales from the FIFA World Cup 2026 at On Location. This increase was partially offset by lower media rights, production and content revenue of $16.2 million, primarily driven by the IMG business, as the loss of a contract for professional cycling was partially offset by increased demand for Stars on Ice, the touring figure skating show, following the Winter Olympics, as well as growth in Sport24, our live sports channel for airlines and cruise ships.

•
Corporate and Other revenue increased by $3.9 million, or 9%. This increase was primarily driven by $2.9 million of higher management fees for services primarily related to boxing. Additionally, PBR revenue increased by $1.0 million, or 2%, primarily due to higher live event revenue driven by the financial incentive package associated with the PBR Space Cowboys event at the U.S. Air Force Academy.

Revenue increased by $566.8 million, or 22%, to $3,144.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

•
UFC revenue increased by $161.3 million, or 21%. This increase was primarily due to $115.9 million of increased media rights, production and content revenue from higher media rights fees resulting from increases in contractual revenues, including the new content distribution agreement with Paramount that became effective in January 2026, partially offset by the impact of one fewer Numbered Event compared to the prior year. Additionally, UFC generated $61.8 million of higher partnerships revenue, largely driven by the UFC Freedom 250 event held at the White House, as well as revenue from new sponsors and increases in fees from renewals. The increase in revenue was also attributable to higher consumer products licensing revenue of $4.4 million, primarily due to higher royalties on UFC-branded products, most notably collectibles. These increases were partially offset by a $20.8 million decrease in live event revenue, primarily from lower ticket revenue due to the absence of ticket sales for UFC Freedom 250 and one fewer Numbered Event.
•
WWE revenue increased by $148.9 million, or 16%. This increase was primarily due to $110.9 million of higher media rights, production and content revenue from media rights fees resulting from increases in contractual revenues, including the content distribution agreements with Netflix and ESPN. Additionally, WWE generated $19.0 million of increased consumer products licensing revenue related to the sale of WWE-branded products, including mobile games and collectibles, compared to the prior year. The increase in revenue was also attributable to $13.5 million of higher live event revenue driven by the impact of financial incentive packages associated with an additional premium live event in Saudi Arabia, which was offset by lower ticket sales revenue primarily due to WrestleMania in Las Vegas, which was revisited for a second consecutive year. WWE also generated $5.5 million of higher partnerships revenue from new sponsors and increase in fees from renewals.
•
IMG segment revenue increased by $227.2 million, or 29%. This increase was primarily attributable to $245.6 million of higher live events and hospitality revenue primarily driven by hospitality related sales from the 2026 Milano Cortina Olympics and the FIFA World Cup 2026 at On Location. This increase was partially offset by lower media rights, production and content revenue of $17.3 million, primarily driven by the IMG business, as the loss of a contract for professional cycling was partially offset by increased demand for Stars on Ice, the touring figure skating show, following the Winter Olympics, as well as growth in Sport24, our live sports channel for airlines and cruise ships.
•
Corporate and Other revenue increased by $23.4 million, or 24%. This increase was primarily driven by $12.9 million of higher management fees for services primarily related to boxing. Additionally, PBR revenue increased by $10.5 million, or 11%, due to higher media rights fees primarily driven by the content distribution agreement with Paramount that became effective in November 2025, as well as higher partnerships revenue from new sponsors and increases in fees from renewals.

Direct Operating Costs

Direct operating costs increased by $79.7 million, or 17%, to $556.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

•
UFC direct operating costs increased by $75.9 million, or 65%. This increase was due to $77.2 million of higher production, athlete, and event-related costs, which were primarily associated with the UFC Freedom 250 event held at the White House with no such comparable event in the prior year, partially offset by the impact of one fewer Numbered Event compared to the prior year.
•
WWE direct operating costs increased by $15.5 million, or 11%. This increase was primarily driven by $14.9 million of higher talent, production, and event-related costs associated with WWE's weekly television programming and premium live events, including WrestleMania 42 in Las Vegas and higher logistics costs for additional international events compared to the prior year.
•
IMG segment direct operating costs decreased by $14.2 million, or 7%. This decrease was primarily driven by the end of a contract for professional cycling at the IMG business compared to the prior year.
•
Corporate and Other direct operating costs decreased by $1.8 million, or 6%. This decrease was primarily driven by $2.4 million of lower event-related costs at PBR from holding ten fewer events due to a strategic review to remove non-core events compared to the prior year.

Direct operating costs increased by $246.5 million, or 24%, to $1,290.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

•
UFC direct operating costs increased by $84.9 million, or 41%. This increase was due to $85.2 million of higher athlete, production, and event-related costs primarily associated with the UFC Freedom 250 event held at the White House and UFC 324, which was the inaugural event under the new content distribution agreement with Paramount, partially offset by the impact of one fewer Numbered Event compared to the prior year.
•
WWE direct operating costs increased by $32.1 million, or 12%. This increase was primarily driven by $31.9 million of higher talent, production, and event-related costs associated with WWE's weekly television programming and premium live events, including WrestleMania 42 in Las Vegas and higher logistics costs for additional international events, including Royal Rumble in Saudi Arabia compared to the prior year.
•
IMG segment direct operating costs increased by $124.0 million, or 23%. This increase was primarily driven by incremental costs related to the impact of the 2026 Milano Cortina Olympics and the FIFA World Cup 2026 at On Location, partially offset by the end of a contract for professional cycling at the IMG business compared to the prior year.
•
Corporate and Other direct operating costs decreased by $4.3 million, or 6%. This decrease was primarily driven by service fees paid to EGH in the prior year for various operational functions that support revenue generating activities pursuant to the Services Agreement. The Services Agreement was terminated during the first quarter of 2025. Direct operating costs also declined $1.0 million driven by lower event-related costs at PBR from holding fewer events due to a strategic review to remove non-core events compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $98.4 million, or 27%, to $462.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

•
UFC selling, general and administrative expenses increased by $9.4 million, or 15%. This increase was primarily driven by $6.1 million of higher travel costs largely associated with the staging of the UFC Freedom 250 event at the White House and additional international events compared to the prior year.
•
WWE selling, general and administrative expenses increased by $4.5 million, or 5%. The increase is primarily attributable to $10.3 million of higher travel costs driven by the increase in number of international events compared to the prior year, partially offset by $6.1 million of lower personnel costs.
•
IMG segment selling, general, and administrative expenses increased by $6.5 million, or 8%. This increase was primarily driven by higher personnel and travel costs compared to the prior year.
•
Corporate and Other selling, general and administrative expenses increased by $79.9 million, or 67%. This increase was primarily driven by $61.4 million of higher legal fees associated with certain litigation matters, including the Company's estimated loss of $30.0 million reflecting the Company’s liability net of probable insurance recoveries and $25.6 million of professional fees associated with stockholder litigation related to WWE, as well as $18.5 million of higher personnel and other operating expenses compared to the prior year.

Selling, general and administrative expenses increased by $115.3 million, or 16%, to $842.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

•
UFC selling, general and administrative expenses increased by $14.9 million, or 13%. This increase was primarily driven by $15.1 million of higher personnel and travel costs compared to the prior year, including costs associated with the staging of the UFC Freedom 250 event at the White House with no such comparable event in the prior year.
•
WWE selling, general and administrative expenses increased by $7.7 million, or 4%. The increase is primarily attributable to $13.9 million of higher travel costs driven by the increase in number of international events compared to the prior year, partially offset by $8.5 million of lower personnel costs.
•
IMG segment selling, general, and administrative expenses increased by $24.1 million, or 14%. This increase was primarily driven by $16.9 million of higher personnel and travel costs, as well as other costs associated with the 2026 Milano Cortina Olympics and the FIFA World Cup 2026 at On Location.
•
Corporate and Other selling, general and administrative expenses increased by $72.5 million, or 27%. This increase was primarily driven by $78.1 million of higher legal fees associated with certain litigation matters, including the Company's estimated loss of $30.0 million reflecting the Company’s liability net of probable insurance recoveries and

$42.0 million of professional fees associated with stockholder litigation related to WWE, as well as $50.8 million of higher personnel and other operating expenses. These increases were partially offset by $34.7 million of lower professional fees associated with strategic transactions, primarily the Endeavor Asset Acquisition, and the impact of $21.7 million of lower corporate allocated costs from EGH to the Acquired Businesses, compared to the prior year.

Depreciation and Amortization

Depreciation and amortization decreased by $0.9 million, or 1%, to $98.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Depreciation and amortization increased $42.4 million, or 21%, to $242.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by a $40.8 million increase in amortization expense attributable to the acceleration of WWE customer relationship assets following the modification of a related media revenue arrangement during the third quarter of 2025.

Interest Expense, Net

Interest expense, net increased by $22.4 million, or 46%, to $70.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was driven primarily by incremental interest expense from higher debt levels maintained during the current year as compared to the prior year due to the $1.0 billion and $900.0 million incremental first lien term loans entered in September 2025 and March 2026, respectively, partially offset by the impact of lower interest rates effective May 28, 2026 associated with the debt refinancing transaction which repriced the facility.

Interest expense, net increased by $38.2 million, or 41%, to $131.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was driven primarily by incremental interest expense from higher debt levels maintained during the current year as compared to the prior year due to the $1.0 billion and $900.0 million incremental first lien term loans entered in September 2025 and March 2026, respectively, partially offset by the impact of lower interest rates effective May 28, 2026 associated with the debt repricing transaction which repriced the facility.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2026 and 2025 includes net gains and losses on foreign currency transactions and other miscellaneous nonoperating gains and losses. During the three months ended June 30, 2025, other income (expense), net also includes a net gain of $2.2 million related to the sale of certain equity method investments. During the six months ended June 30, 2025, other income (expense), net also includes a net loss of $2.5 million on the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR’s former headquarters.

Provision for Income Taxes

For the three months ended June 30, 2026, TKO recorded a provision for income taxes of $53.2 million compared to a provision of $46.5 million for the three months ended June 30, 2025. This change was primarily related to increased pretax income for the three months ended June 30, 2026.

For the six months ended June 30, 2026, TKO recorded a provision for income taxes of $87.2 million compared to a provision of $67.7 million for the six months ended June 30, 2025. This change was primarily related to increased pretax income for the six months ended June 30, 2026.

Segment Results of Operations

As described above, the following discussion and analysis of our financial condition and results of operations presents three reportable segments as of June 30, 2026: UFC, WWE and IMG, which were determined to be our reportable segments following the close of the Endeavor Asset Acquisition. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
UFC	$535.7	$415.9	$936.9	$775.6
WWE	620.9	556.2	1,096.6	947.7
IMG	354.7	306.6	1,010.1	782.9
Total revenue from reportable segments	1,511.3	1,278.7	3,043.6	2,506.2
Corporate and Other	48.5	44.6	122.4	99.0
Eliminations	(12.7)	(14.9)	(22.0)	(28.0)
Total Revenue	$1,547.1	$1,308.4	$3,144.0	$2,577.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Adjusted EBITDA:
UFC	$280.4	$244.8	$534.9	$472.2
WWE	368.3	329.8	624.4	523.7
IMG	78.6	29.0	175.9	102.5
Total Adjusted EBITDA from reportable segments	727.3	603.6	1,335.2	1,098.4
Corporate and Other	(77.4)	(77.1)	(135.5)	(154.5)
Total Adjusted EBITDA	$649.9	$526.5	$1,199.7	$943.9

UFC

The following table sets forth our UFC segment results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Media rights, production and content	$325.2	$260.5	$600.5	$484.6
Live events and hospitality	47.8	58.5	96.3	117.1
Partnerships and marketing	144.8	85.8	211.9	150.1
Consumer products licensing and other	17.9	11.1	28.2	23.8
Total Revenue	$535.7	$415.9	$936.9	$775.6

Direct operating costs	$192.2	$116.3	$290.8	$206.0
Selling, general and administrative expenses	$63.1	$54.8	$111.2	$97.4
Adjusted EBITDA	$280.4	$244.8	$534.9	$472.2
Adjusted EBITDA margin	52%	59%	57%	61%

UFC Operating Metrics:
Number of events
Numbered events	3	4	6	7
Fight Nights	9	7	15	15
Total events	12	11	21	22

Location of events
United States	8	9	14	16
International	4	2	7	6
Total events	12	11	21	22

WWE

The following table sets forth our WWE segment results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Media rights, production and content	$359.7	$278.9	$641.4	$530.5
Live events and hospitality	152.0	185.7	275.5	262.0
Partnerships and marketing	63.2	58.3	89.4	83.9
Consumer products licensing and other	46.0	33.3	90.3	71.3
Total Revenue	$620.9	$556.2	$1,096.6	$947.7

Direct operating costs	$159.0	$142.6	$297.6	$264.7
Selling, general and administrative expenses	$93.6	$83.8	$174.6	$159.3
Adjusted EBITDA	$368.3	$329.8	$624.4	$523.7
Adjusted EBITDA margin	59%	59%	57%	55%

WWE Operating Metrics:
Number of events
Premium live events	7	8	10	11
Televised events	45	40	89	80
Non-televised events	28	12	61	30
Total events	80	60	160	121

Location of events
United States	58	58	117	105
International	22	2	43	16
Total events	80	60	160	121

IMG

The following table sets forth our IMG segment results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Media rights, production and content	$147.2	$163.4	$307.4	$324.7
Live events and hospitality	198.5	132.1	666.2	420.6
Partnerships and marketing	3.5	7.9	25.0	30.2
Consumer products licensing and other	5.5	3.2	11.5	7.4
Total Revenue	$354.7	$306.6	$1,010.1	$782.9

Direct operating costs	$188.6	$202.8	$651.8	$527.8
Selling, general and administrative expenses	$87.5	$74.8	$182.4	$152.6
Adjusted EBITDA	$78.6	$29.0	$175.9	$102.5
Adjusted EBITDA margin	22%	9%	17%	13%

IMG Business Operating Metrics:
Number of clients with events (1)
Rights	80	77	97	97
Studios	58	91	80	118
Event management	16	18	25	27
Total	154	186	202	242

(1) Represents unique clients generating revenue in the period; quarterly counts may include repeats.

	Three Months Ended				Six Months Ended
On Location Operating Metrics (1)	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Number of Events	Packages Sold	Number of Events	Packages Sold	Number of Events	Packages Sold	Number of Events	Packages Sold
NFL	1	1,772	1	1,211	25	35,086	27	33,536
Collegiate Sports	5	33,436	5	46,960	55	105,296	63	118,961
Combat Sports	14	3,420	20	9,449	25	5,330	35	14,138
Other Sports	12	8,822	8	7,077	22	22,677	17	17,101

(1) On Location metrics do not include non-recurring events (e.g., Olympics, FIFA, etc.).

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

The following table sets forth results for Corporate and Other for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$48.5	$44.6	$122.4	$99.0
Adjusted EBITDA	$(77.4)	$(77.1)	$(135.5)	$(154.5)

The following table sets forth our operating metrics for PBR for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
PBR Operating Metrics:
Number of events:
Unleash The Beast ("UTB")	4	5	17	18
Teams	—	—	—	—
Velocity/Challenger	3	6	24	33
Other	5	11	7	18
Total events	12	22	48	69

Location of events:
United States	9	18	43	63
International	3	4	5	6
Total events	12	22	48	69

Adjusted EBITDA for the three months ended June 30, 2026 decreased by $0.3 million compared to the three months ended June 30, 2025. This decrease was primarily driven by $7.9 million of higher personnel and other operating expenses compared to the prior year. Partially offsetting these costs were $2.9 million of incremental revenue from higher management fees for services primarily related to boxing. Additionally, PBR revenue increased by $1.0 million due to higher live event revenue, while expenses at PBR declined by $3.7 million primarily due to lower event-related costs from holding fewer events.

Adjusted EBITDA for the six months ended June 30, 2026 increased by $19.0 million, or 12%, compared to the six months ended June 30, 2025. This increase was primarily driven by the impact of $21.7 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses and incremental revenue from $12.9 million of higher management fees for services primarily related to boxing. Additionally, PBR revenue increased by $10.5 million due to higher media rights fees and partnerships revenue, while expenses at PBR declined by $2.9 million primarily due to lower event-related costs from holding fewer events. These increases were partially offset by $29.0 million of higher personnel and other operating expenses compared to the prior year.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA
Net income	$303.9	$273.1	$553.7	$438.6
Provision for income taxes	53.2	46.5	87.2	67.7
Interest expense, net	70.6	48.2	131.2	93.0
Depreciation and amortization	98.5	99.4	242.3	199.9
Equity-based compensation expense (1)	40.4	33.0	80.0	63.3
Merger, acquisition and earnout costs (2)	7.0	4.2	9.4	44.0
Certain legal costs (3)	71.1	9.7	94.3	16.2
Restructuring, severance and impairment (4)	0.7	4.3	1.1	5.8
Debt transaction costs (5)	2.5	—	2.5	—
Foreign exchange (gains) and losses (6)	0.7	10.1	(2.6)	15.0
Other adjustments (7)	1.3	(2.0)	0.6	0.4
Total Adjusted EBITDA	$649.9	$526.5	$1,199.7	$943.9
Net income margin	20%	21%	18%	17%
Adjusted EBITDA margin	42%	40%	38%	37%

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
(3)
Includes costs, net of insurance recoveries, related to certain litigation matters including antitrust lawsuits for UFC and stockholder litigation related to WWE and Endeavor. For the three and six months ended June 30, 2026, these costs include an estimated loss of $30.0 million reflecting the Company’s liability net of probable insurance recoveries, as well as $25.6 million and $42.0 million, respectively, of professional fees, associated with stockholder litigation related to WWE.
(4)
Includes costs resulting from the Company’s cost reduction programs.
(5)
For the three months ended June 30, 2026, the Company recognized $2.5 million of third-party transactions costs associated with the Company's debt refinancing transactions as described in Note 8, Debt.
(6)
Includes gains and losses on foreign exchange transactions.
(7)
Includes other miscellaneous nonoperating gains and losses. During the three and six months ended June 30, 2026, other adjustments include a $4.4 million impairment of an equity method investment, partially offset by miscellaneous nonoperating income. During the three months ended June 30, 2025, other adjustments include a net gain of $2.2 million related to the sale of certain equity method investments. During the six months ended June 30, 2025, other adjustments includes a net loss of $2.5 million on the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR’s former headquarters.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt, and are expected to be used to fund our capital return programs.

First Lien Term Loan (due November 2031)

As of June 30, 2026 and December 31, 2025, we had $4.6 billion and $3.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”). On March 10, 2026, TKO Worldwide Holdings entered into an amendment to the First Lien Credit Agreement to, among other things, (i) provide for an additional $900.0 million incremental first lien secured term loan (“Incremental Term Loan”) as a fungible increase to the existing first lien secured term loans of $3.7 billion (collectively, the “Prior Term Loans”), (ii) upsize the revolving credit facility under the existing credit agreement from $205.0 million to $350.0 million (the “Revolving Credit Facility” and together with term loans provided under the First Lien Credit Agreement, the “Credit Facilities”), and (iii) make certain other changes to the First Lien Credit Agreement.

On May 28, 2026, TKO Worldwide Holdings entered into the Seventh Refinancing Amendment to the First Lien Credit Agreement (the “Credit Agreement Refinancing Amendment”). The Credit Agreement Refinancing Amendment amended the First

Lien Credit Agreement to, among other things, (i) refinance and replace the outstanding Prior Term Loans with a new class of first lien secured term loans (the “New Term Loans”), the aggregate principal amount of which was unchanged at $4.6 billion, (ii) reduce the applicable interest margin on the New Term Loans by 25 basis points, (iii) reduce the applicable interest rate margin on the Revolving Credit Facility by 25 basis points and (iv) make certain other changes to the First Lien Credit Agreement. In connection with the Credit Agreement Refinancing Amendment, approximately $29.9 million of Prior Term Loans held by lenders that did not participate in the modified syndication was repaid and replaced with an equal amount funded by new lenders. The Credit Facilities are secured by liens on substantially all of the assets of TKO Guarantor and TKO Worldwide Holdings and certain subsidiaries thereof.

Following the Credit Agreement Refinancing Amendment, the New Term Loans bear interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. SOFR term loans accrue interest at a rate equal to Term SOFR plus 1.75%, with a SOFR floor of 0.00%. The New Term Loans' interest rate totaled 5.41% as of June 30, 2026. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 0.75%, with an ABR floor of 1.00%. The New Term Loans have the same amortization schedule as the Prior Term Loans they replaced, amortizing at 1% per annum, and maturing on November 21, 2031.

The loans made pursuant to the upsized Revolving Credit Facility bear interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. Following the Credit Agreement Refinancing Amendment, the leverage-based step-down mechanism previously applicable to the Revolving Credit Facility was eliminated. SOFR revolving loans accrue interest at a rate equal to Term SOFR plus 1.50%, with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 0.50%, with an ABR floor of 1.00%. The Revolving Credit Facility matures on September 15, 2030.

As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Revolving Credit Facility.

The Company capitalized $14.8 million in transaction costs related to the First Lien Credit Agreement amendment during the six months ended June 30, 2026. Of these amounts, $11.0 million was capitalized as a component of long-term debt related to the Incremental Term Loan and $3.8 million was capitalized as a component of other assets related to increasing the borrowing capacity of the Revolving Credit Facility. In addition, in connection with the Credit Agreement Refinancing Amendment, the Company incurred transaction costs of approximately $2.5 million during the three and six months ended June 30, 2026. Substantially all of these costs related to debt modification and were expensed as incurred, with an immaterial amount capitalized as a component of long-term debt related to new term loan lenders and the modification of the Revolving Credit Facility.

Other Secured Loans

As of June 30, 2026 and December 31, 2025, the Company had $61.3 million and $63.1 million, respectively, of other secured loans outstanding, which were entered into in order to finance the purchase of certain assets. Principal amortization is payable in monthly installments with any remaining balance payable on the final maturity dates of November 1, 2028 and January 1, 2031.

Covenants and Restrictions on Dividends

The First Lien Credit Agreement contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA of 8.25-to-1; however, the Company is only required to comply with this covenant if outstanding borrowings under the Revolving Credit Facility, excluding letters of credit, exceed specified thresholds. In addition, one of the Company’s other secured loans contains a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of no less than 1.15-to-1, as defined in the applicable loan agreement. The Credit Facilities also restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company, subject to various exceptions, including amounts necessary to make tax payments, a limited annual amount for employee equity repurchases, distributions required to fund certain parent entities and a general restricted payment basket that generally provides for no restrictions as long as the Total Leverage Ratio (as defined in the First Lien Credit

Agreement) is less than 5.0x. As of June 30, 2026, the Company was not subject to the financial covenant under the First Lien Credit Agreement and was in compliance with the financial covenant under its other secured loan.

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

During the three and six months ended June 30, 2026, we continued to return capital to shareholders through share repurchases and dividends. From January 1, 2026 through February 26, 2026, we repurchased 187,819 shares for $38.3 million under our previously existing Rule 10b5-1 trading plan, which expired on February 26, 2026. We entered into a new Rule 10b5-1 trading plan on March 10, 2026 for up to $200.0 million of additional repurchases. This plan was subsequently amended on May 11, 2026 to change the commencement date to May 14, 2026. During the period from May 14, 2026 through June 30, 2026, we repurchased 648,919 shares for $129.3 million under the new Rule 10b5-1 trading plan. The new 10b5-1 Plan was completed on July 22, 2026, with the repurchase of 373,515 shares of TKO Class A common stock for an aggregate purchase price of $70.7 million occurring during July 2026.

On March 10, 2026, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $800.0 million of our Class A common stock, and received an initial delivery of 3,136,179 shares on March 11, 2026. The valuation period under the ASR Agreement ended on June 30, 2026, and we received final delivery of 1,031,119 shares on July 1, 2026.

For the three months ended June 30, 2026 and 2025, the Company's board of directors declared quarterly cash dividends of $0.79 per share and $0.38 per share, respectively. For the six months ended June 30, 2026 and 2025, aggregate cash dividends declared were $1.57 per share and $0.76 per share, respectively. These dividend payments represented TKO’s portion of the pro rata distributions from TKO OpCo to its equity holders

Cash Flows Overview

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$1,068.5	$559.0
Net cash used in investing activities	$(47.9)	$(49.7)
Net cash used in financing activities	$(651.0)	$(346.0)

Operating activities increased from $559.0 million of cash provided in the six months ended June 30, 2025 to $1,068.5 million of cash provided in the six months ended June 30, 2026. Cash provided in the six months ended June 30, 2026 was primarily due to net income for the period of $553.7 million, which included certain non-cash items, including depreciation and amortization of $242.3 million and equity-based compensation of $80.0 million, as well as an increase in restricted cash of $604.8 million related to On Location for the FIFA World Cup 2026. These increases were partially offset by the timing of revenue recognition in advance of cash collections from customers as well as the timing of annual bonus payments. Cash provided in the six months ended June 30, 2025 was primarily due to net income for the period of $438.6 million, which included certain non-cash items, including depreciation and amortization of $199.9 million and equity-based compensation of $63.3 million, as well as an increase in restricted cash of $265.1 million related to On Location for the FIFA World Cup 2026. This increase was partially offset by a decline in accounts payable and accrued liabilities primarily driven by the $250.0 million payments under the settlement agreement in the UFC antitrust lawsuits and the timing of bonus payments.

Investing activities decreased from $49.7 million of cash used in the six months ended June 30, 2025 to $47.9 million of cash used in the six months ended June 30, 2026. Cash used in the six months ended June 30, 2026 primarily reflects payments for property, buildings and equipment of $44.4 million and investments in affiliates of $4.0 million. Cash used in the six months ended June 30, 2025 primarily reflects payments for property, buildings and equipment of $48.6 million and investments in affiliates of $13.8 million, partially offset by proceeds from the sale of assets of $5.8 million and infrastructure improvement incentives received of $5.4 million.

Financing activities increased from $346.0 million of cash used in the six months ended June 30, 2025 to $651.0 million of cash used in the six months ended June 30, 2026. Cash used in the six months ended June 30, 2026 primarily reflects payments for share repurchases of $967.6 million, distributions to EGH and its subsidiaries of $408.0 million, dividends paid to holders of TKO Class A common stock of $117.3 million, and net payments of $78.5 million to repay our outstanding debt and refinance our existing first lien term loan. These payments were partially offset by proceeds of $929.9 million received from the upsizing and repricing of the Company's existing first lien term loan. Cash used in the six months ended June 30, 2025 primarily reflects distributions to EGH and its subsidiaries of $166.7 million, net transfers to Endeavor Group Holdings, Inc. of $122.5 million, dividends paid to holders of TKO Class A common stock of $62.1 million and net payments on debt of $20.8 million. These decreases were partially offset by contributions of $26.5 million from Endeavor Group Holdings, Inc. in connection with the Endeavor Asset Acquisition.

Future Sources and Uses of Liquidity

TKO’s sources of liquidity are (1) unrestricted cash on hand, (2) cash flows from operations and (3) available borrowings under the Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein). Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service, for at least the next 12 months.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2025 Annual Report. During the six months ended June 30, 2026, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of June 30, 2026, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $46 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the six months ended June 30, 2026, revenues would have decreased by approximately $51.5 million and operating income would have decreased by approximately $7.6 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, refer to Note 14, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2025 Annual Report on Form 10-K. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors to those included in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Report of Offering of Securities and Use of Proceeds Therefrom

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of the Company's Class A common stock by the

Company and its affiliated purchasers made during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
April 1, 2026 to April 30, 2026	—	$—	—	$294,844
May 1, 2026 to May 31, 2026	271,958	$191.50	247,650	$1,247,264
June 1, 2026 to June 30, 2026	401,269	$203.69	401,269	$1,165,531
Total	673,227		648,919

(1)
Includes shares of our Class A common stock (i) repurchased under Rule 10b5-1 trading plans in connection with our previously announced share repurchase program of $3.0 billion and (ii) purchased by Messrs. Emanuel, Shapiro and Schleimer in an aggregate amount of 24,308 shares.
(2)
Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes. No shares were delivered under the ASR Agreement during the quarter ended June 30, 2026. The valuation period under the ASR Agreement ended on June 30, 2026, and the Company received final delivery of 1,031,119 shares of Class A common stock on July 1, 2026. Together with the initial delivery of 3,136,179 shares of Class A common stock received on March 11, 2026, the final number of shares delivered upon settlement of the $800.0 million ASR Agreement was determined based on the volume-weighted average price of $191.97 per share of the Company’s Class A common stock during the term of the agreement, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement.
(3)
On March 10, 2026, we entered into a new Rule 10b5-1 trading plan, subsequently amended on May 11, 2026, to change the commencement date to May 14, 2026. We will determine at our discretion the timing and the amount of any repurchases based on our evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and we are not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, and may be modified, suspended, or discontinued at any time.

Unregistered Sales of Equity Securities

None.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the Board.

None.

(c) Insider trading arrangements and policies.

During the three months ended June 30, 2026, no director or "officer" (as defined under 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1#

Seventh Refinancing Amendment, dated as of May 28, 2026, to the First Lien Credit Agreement, dated as of August 18, 2016, among TKO Guarantor, LLC, as holdings, TKO Worldwide Holdings, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.

*
10.2	Employment Agreement, dated as of May 4, 2026, by and between World Wrestling Entertainment, LLC and Nick Khan	8-K	001-41797	10.2	05/06/2026
10.3	Amended and Restated Non-Employee Director Compensation Policy					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	August 3, 2026	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

Date:	August 3, 2026	By:	/s/ SHANE KAPRAL
Shane Kapral
Deputy Chief Financial Officer
(principal accounting officer and authorized
signatory)