Form 10-Q
period 2026-09-30
TKO Group Holdings, Inc.
filed 2026-11-04
CIK 1973266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 30, 2026, there were 72,440,231 shares of the Registrant’s Class A common stock outstanding and 116,158,615 shares of the Registrant’s Class B common stock outstanding.

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
•
“WWE” refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).
•
“Zuffa” refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC or TKO OpCo).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TKO GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of September 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$630,937	$831,100
Restricted cash	958,814	354,859
Accounts receivable (net of allowance for doubtful accounts of $27,838 and $30,733, respectively)	1,002,703	558,277
Deferred costs	159,879	234,807
Other current assets	423,754	350,018
Total current assets	3,176,087	2,329,061
Property, buildings and equipment, net	605,306	639,930
Intangible assets, net	3,080,761	3,327,862
Finance lease right-of-use assets, net	242,324	231,839
Operating lease right-of-use assets, net	64,934	54,780
Goodwill	8,444,574	8,444,886
Investments	121,709	131,555
Other assets	406,679	335,908
Total assets	$16,142,374	$15,495,821
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$241,273	$194,807
Accrued liabilities	581,344	526,303
Current portion of long-term debt	45,447	38,061
Current portion of finance lease liabilities	19,045	22,741
Current portion of operating lease liabilities	16,855	17,648
Deferred revenue	494,467	663,015
Other current liabilities	955,974	384,588
Total current liabilities	2,354,405	1,847,163
Long-term debt	4,572,526	3,724,063
Long-term finance lease liabilities	239,549	219,459
Long-term operating lease liabilities	54,029	41,063
Deferred tax liabilities	301,189	301,747
Other long-term liabilities	337,255	112,247
Total liabilities	7,858,953	6,245,742
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	34,412	34,412
Stockholders' equity:
Class A common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 72,855,443 and 77,767,155 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	1	1
Class B common stock: ($0.00001 par value; 5,000,000,000 shares authorized; 116,158,615 and 116,158,615 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	1	1
Additional paid-in capital	4,853,392	4,552,151
Accumulated other comprehensive loss	(20,542)	(17,458)
Accumulated deficit	(1,467,857)	(797,314)
Total TKO Group Holdings, Inc. stockholders’ equity	3,364,995	3,737,381
Nonredeemable non-controlling interests	4,884,014	5,478,286
Total stockholders' equity	8,249,009	9,215,667
Total liabilities, redeemable non-controlling interests and stockholders' equity	$16,142,374	$15,495,821

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,360,155	$1,119,914	$4,504,109	$3,697,156
Operating expenses:
Direct operating costs	489,025	439,653	1,779,505	1,483,652
Selling, general and administrative expenses	400,590	379,167	1,243,477	1,106,809
Depreciation and amortization	92,964	129,131	335,266	329,063
Total operating expenses	982,579	947,951	3,358,248	2,919,524
Operating income	377,576	171,963	1,145,861	777,632
Other expenses:
Interest expense, net	(69,945)	(50,842)	(201,129)	(143,814)
Other income (expense), net	9,512	(3,182)	16,156	(19,406)
Income before income taxes and equity earnings of affiliates	317,143	117,939	960,888	614,412
Provision for income taxes	36,637	12,771	123,854	80,425
Income before equity earnings of affiliates	280,506	105,168	837,034	533,987
Equity (loss) earnings of affiliates, net of tax	(2,667)	1,622	(5,468)	11,456
Net income	277,839	106,790	831,566	545,443
Less: Net income attributable to non-controlling interests	179,147	65,785	541,948	347,665
Net income attributable to TKO Group Holdings, Inc.	$98,692	$41,005	$289,618	$197,778
Basic net earnings per share of Class A common stock	$1.35	$0.50	$3.86	$2.42
Diluted net earnings per share of Class A common stock	$1.33	$0.47	$3.80	$2.33
Weighted average number of common shares used in computing basic earnings per share	73,101,667	81,520,538	75,059,500	81,633,590
Weighted average number of common shares used in computing diluted net earnings per share	74,152,562	199,061,830	192,308,492	193,368,167

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$277,839	$106,790	$831,566	$545,443
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(670)	(5,658)	(8,362)	30,068
Cash flow hedges:
Change in net unrealized gains (losses)	516	(52)	879	(692)
Amortization of cash flow hedge fair value to net income	(76)	(77)	(229)	(229)
Total comprehensive income, net of tax	277,609	101,003	823,854	574,590
Less: Comprehensive income attributable to non-controlling interests	178,481	62,385	536,803	363,954
Comprehensive income attributable to TKO Group Holdings, Inc.	$99,128	$38,618	$287,051	$210,636

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2026
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance, June 30, 2026	74,328	$1	116,159	$1	$4,825,264	$(20,462)	$(1,408,872)	$3,395,932	$4,934,964	$8,330,896
Comprehensive income	—	—	—	—	—	(80)	100,055	99,975	177,634	277,609
Distributions to members	—	—	—	—	—	—	—	—	(172,932)	(172,932)
Distributions to investors	—	—	—	—	—	—	—	—	(624)	(624)
Contributions from parent	—	—	—	—	—	—	—	—	1,211	1,211
Stock issuances and other, net	365	—	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,838)	—	—	—	—	—	(156,142)	(156,142)	—	(156,142)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(2,898)	(2,898)	—	(2,898)
Equity-based compensation	—	—	—	—	39,106	—	—	39,106	—	39,106
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(9,415)	—	—	(9,415)	—	(9,415)
Cash dividends declared ($0.79 per share for Class A shareholders)	—	—	—	—	(57,665)	—	—	(57,665)	—	(57,665)
Equity impacts arising from changes in ownership	—	—	—	—	(137)	—	—	(137)	—	(137)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	56,239	—	—	56,239	(56,239)	—
Balance, September 30, 2026	72,855	$1	116,159	$1	$4,853,392	$(20,542)	$(1,467,857)	$3,364,995	$4,884,014	$8,249,009

	Nine Months Ended September 30, 2026
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2025	77,767	$1	116,159	$1	$4,552,151	$(17,458)	$(797,314)	$3,737,381	$5,478,286	$9,215,667
Comprehensive income (loss)	—	—	—	—	—	(3,084)	296,664	293,580	530,274	823,854
Distributions to members	—	—	—	—	—	—	—	—	(580,923)	(580,923)
Distributions to investors	—	—	—	—	—	—	—	—	(1,960)	(1,960)
Contributions from parent	—	—	—	—	—	—	—	—	1,831	1,831
Stock issuances and other, net	899	—	—	—	322	—	—	322	198	520
Repurchase and retirement of common stock	(5,811)	—	—	—	(166,398)	—	(957,367)	(1,123,765)	—	(1,123,765)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(9,840)	(9,840)	—	(9,840)
Equity-based compensation	—	—	—	—	115,728	—	—	115,728	—	115,728
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(17,504)	—	—	(17,504)	—	(17,504)
Cash dividends declared ($2.36 per share for Class A shareholders)	—	—	—	—	(175,004)	—	—	(175,004)	—	(175,004)
Equity impacts arising from changes in ownership	—	—	—	—	405	—	—	405	—	405
Equity reallocation between controlling and non-controlling interests	—	—	—	—	543,692	—	—	543,692	(543,692)	—
Balance, September 30, 2026	72,855	$1	116,159	$1	$4,853,392	$(20,542)	$(1,467,857)	$3,364,995	$4,884,014	$8,249,009

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2025
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, June 30, 2025	81,782	$1	116,159	$1	$4,410,917	$(15,582)	$(130,008)	$4,265,329	$6,075,525	$10,340,854
Comprehensive income	—	—	—	—	—	(2,386)	41,985	39,599	61,404	101,003
Distributions to members	—	—	—	—	—	—	—	—	(147,257)	(147,257)
Contributions from investors	—	—	—	—	—	—	—	—	388	388
Contributions from parent	—	—	—	—	—	—	—	—	467	467
Effects of acquisition	—	—	—	—	5,173	—	—	5,173	13,264	18,437
Stock issuances and other, net	431	—	—	—	—	—	—	—	—	—
Repurchases and retirement of common stock	(3,303)				(166,797)		(659,352)	(826,149)		(826,149)
Excise taxes on repurchase of common stock							(5,013)	(5,013)		(5,013)
Equity-based compensation	—	—	—	—	19,297	—	—	19,297	—	19,297
Taxes paid related to net settlement upon vesting of equity awards					(10,785)			(10,785)		(10,785)
Cash dividends declared ($0.76 per share for Class A shareholders)	—	—	—	—	(62,372)	—	—	(62,372)	—	(62,372)
Equity impacts arising from changes in ownership	—	—	—	—	(1,412)	—	—	(1,412)	—	(1,412)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	397,358	—	—	397,358	(397,358)	—
Balance, September 30, 2025	78,910	$1	116,159	$1	$4,591,379	$(17,968)	$(752,388)	$3,821,025	$5,606,433	$9,427,458

	Nine Months Ended September 30, 2025
						Accumulated		Total TKO	Nonredeemable
	Common Stock				Additional	Other		Group Holdings,	Non-	Total
	Class A		Class B		Paid - in	Comprehensive	Accumulated	Inc. Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2024	81,203	$1	89,617	$1	$4,385,297	$(2,548)	$(291,728)	$4,091,023	$6,029,977	$10,121,000
Comprehensive income	—	—	—	—	—	12,859	203,705	216,564	358,026	574,590
Distributions to members	—	—	—	—	—	—	—	—	(313,830)	(313,830)
Distributions to investors	—	—	—	—	—	—	—	—	(60)	(60)
Net transfers from parent	—	—	—	—	—	—	—	—	(221,010)	(221,010)
Contributions from parent	—	—	—	—	—	—	—	—	76,895	76,895
Effects of acquisition	—	—	—	—	5,173	—	—	5,173	13,264	18,437
Stock issuances and other, net	1,010	—	26,542	—	23,539	—	—	23,539	—	23,539
Repurchases and retirement of common stock	(3,303)	—	—	—	(166,797)	—	(659,352)	(826,149)	—	(826,149)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(5,013)	(5,013)	—	(5,013)
Equity-based compensation	—	—	—	—	76,248	—	—	76,248	—	76,248
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(10,785)	—	—	(10,785)	—	(10,785)
Cash dividends declared ($1.52 per share for Class A shareholders)	—	—	—	—	(124,508)	—	—	(124,508)	—	(124,508)
Equity impacts arising from changes in ownership	—	—	—	—	38,104	—	—	38,104	—	38,104
Equity reallocation between controlling and non-controlling interests	—	—	—	—	365,108	(28,279)	—	336,829	(336,829)	—
Balance, September 30, 2025	78,910	$1	116,159	$1	$4,591,379	$(17,968)	$(752,388)	$3,821,025	$5,606,433	$9,427,458

See accompanying notes to consolidated financial statements.

TKO GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$831,566	$545,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,266	329,063
Amortization of content costs	17,621	20,948
Impairment charges	4,843	3,587
Amortization and write-off of original issue discount and deferred financing cost	3,329	1,976
Loss on sale of assets	—	10,899
Equity-based compensation	119,630	83,165
Income taxes	30,001	47,848
Other, net	5,421	761
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(436,032)	(153,302)
Other current assets	(38,833)	(40,358)
Other noncurrent assets	(70,466)	(43,639)
Deferred costs	61,337	(4,856)
Accounts payable, accrued liabilities and other current liabilities	609,022	(28,844)
Deferred revenue	65,190	79,688
Other liabilities	2,760	123,441
Net cash provided by operating activities	1,540,655	975,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, buildings and equipment and other assets	(66,558)	(66,482)
Investments in affiliates, net	(3,957)	(16,250)
Acquisitions, net of cash acquired	3,883	(8,675)
Proceeds from sales of property and equipment	106	5,797
Proceeds from infrastructure improvement incentives	392	10,442
Proceeds from sales of investments and other	—	1,500
Net cash used in investing activities	(66,134)	(73,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(81,910)	(53,329)
Proceeds from borrowings	929,885	1,018,048
Repurchase of Class A common stock	(1,123,765)	(826,149)
Net transfers to parent	—	(122,525)
Contributions from parent	—	26,504
Distributions to members	(580,923)	(313,830)
Dividends paid	(175,004)	(124,508)
Payments for financing costs	(14,838)	(3,319)
Taxes paid related to net settlement upon vesting of equity awards	(17,504)	(10,784)
Distributions of non-controlling interests	(1,960)	(60)
Net cash used in financing activities	(1,066,019)	(409,952)
Effects of exchange rate movements on cash	(4,710)	2,988
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	403,792	495,188
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,185,959	678,083
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,589,751	$1,173,271
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$204,009	$166,971
Cash payments for income taxes	$59,441	$45,892
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital expenditures included in current liabilities	$7,286	$1,391
Capital contribution from parent	$1,830	$50,391
Accretion of redeemable non-controlling interests	$6,530	$5,928
Excise taxes on repurchases of common stock	$9,840	$5,013

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

Endeavor Asset Acquisition

On February 28, 2025, TKO OpCo and TKO (together with TKO OpCo, the “TKO Parties”) completed the Endeavor Asset Acquisition, acquiring the IMG business, including certain businesses operating under the IMG brand, On Location, and Professional Bull Riders (“PBR,” and collectively, the “Acquired Businesses”), pursuant to a transaction agreement, dated as of October 23, 2024 (as amended, the “Endeavor Asset Acquisition Agreement”), by and among the TKO Parties, Endeavor OpCo, IMG Worldwide, LLC, a Delaware limited liability company (“IMG Worldwide” and, together with Endeavor OpCo, the “EGH Parties”), and Trans World International, LLC, a Delaware limited liability company and subsidiary of EGH (“TWI”). In connection with the Endeavor Asset Acquisition Agreement, the TKO Parties acquired the Acquired Businesses for total consideration of approximately $3.25 billion plus a $50 million purchase price adjustment (based on the volume-weighted average sales price of TKO's Class A common stock, par value $0.00001 per share (the “TKO Class A common stock”), for the twenty-five trading days ending on October 23, 2024). The EGH Parties received approximately 26.54 million common units of TKO OpCo and subscribed for an equivalent number of corresponding shares of TKO Class B common stock, par value $0.00001 per share (the “TKO Class B common stock”).

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

In connection with the Endeavor Asset Acquisition, the Company incurred transaction costs of $0.1 million and $1.6 million, and $0.5 million and $40.8 million, for the three and nine months ended September 30, 2026 and 2025, respectively. These costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

Endeavor Take-Private Transaction

On March 24, 2025, Silver Lake Group, L.L.C. (“Silver Lake”) and its affiliates completed the previously announced acquisition (the “Endeavor Take-Private Transaction”) of EGH, as described in a Current Report on Form 8-K filed by EGH on March 24, 2025. Upon the consummation of the Endeavor Take-Private Transaction, Silver Lake, through its ownership of EGH and its subsidiaries, controls TKO. While Silver Lake's control was established in 2025 through the Endeavor Take-Private Transaction, EGH has maintained control over TKO since TKO's original formation. As of the effective time of the Endeavor

Take-Private Transaction, Silver Lake and its affiliates beneficially owned approximately 61% of the total voting securities of the Company.

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

Principles of Consolidation

TKO is the sole managing member of TKO OpCo and maintains a controlling financial interest in TKO OpCo. As sole managing member, the Company ultimately controls the business affairs of TKO OpCo. As a result, the Company is the primary beneficiary and thus consolidates the financial results of TKO OpCo and reports a non-controlling interest representing the economic interest in TKO OpCo held by the other members of TKO OpCo. As of September 30, 2026, the Company owned 38.5% of TKO OpCo.

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

In September 2025, the FASB issued ASU 2025‑06, Targeted Improvements to the Accounting for Internal‑Use Software (ASC 350‑40). The update eliminates references to development stages throughout ASC 350-40 and introduces a new capitalization threshold requiring (1) management authorization with funding commitment and (2) a determination that it is probable the project will be completed and used as intended. Additionally, the ASU aligns disclosures with ASC 360‑10 - Property, Plant, and Equipment for all capitalized software. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted, and entities may adopt using a retrospective, prospective, or modified transition approach. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for the recognition, measurement, and disclosure of government grants to business entities. The ASU provides a single model for determining when a grant is within the scope of Topic 832, when to recognize grant income (based on satisfaction of eligibility requirements), and how to present grant-related assets, liabilities, and income in the financial statements. The amendments also introduce new qualitative and quantitative disclosure requirements regarding the nature, terms, and financial statement effects of government grants. The ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted and the amendments in this update can be applied using a modified prospective approach, a modified retrospective approach, or on a retrospective basis. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses multiple technical corrections, clarifications, and minor improvements to existing guidance in the Codification to correct unintended application issues and improve the usability of guidance without making substantial changes to existing standards. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted and the amendments in this update can be applied prospectively or retrospectively. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4. REVENUE

The Company derives its revenue principally from the following sources: (i) media rights and content fees associated with the production and distribution of content, (ii) ticket sales at live events, hospitality sales and financial incentive packages, (iii) partnerships and marketing, and (iv) consumer products licensing and other.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by primary revenue sources (in thousands):

	For the Three Months Ended September 30, 2026
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$332,825	$255,805	$194,171	$3,851	$786,652
Live events and hospitality	79,508	57,694	149,642	18,676	305,520
Partnerships and marketing	91,364	50,991	44,571	17,761	204,687
Consumer products licensing and other	15,526	34,801	2,917	21,013	74,257
Eliminations	—	—	—	—	(10,961)
Total revenue	$519,223	$399,291	$391,301	$61,301	$1,360,155

	For the Nine Months Ended September 30, 2026
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$933,316	$897,236	$501,576	$16,501	$2,348,629
Live events and hospitality	175,845	333,164	815,796	71,477	1,396,282
Partnerships and marketing	303,217	140,403	69,591	46,336	559,547
Consumer products licensing and other	43,728	125,096	14,429	49,368	232,621
Eliminations	—	—	—	—	(32,970)
Total revenue	$1,456,106	$1,495,899	$1,401,392	$183,682	$4,504,109

	For the Three Months Ended September 30, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$200,455	$248,891	$185,071	$9,816	$644,233
Live events and hospitality	43,612	82,392	138,334	18,416	282,754
Partnerships and marketing	70,886	39,927	10,338	12,443	133,594
Consumer products licensing and other	10,283	30,889	3,029	22,673	66,874
Eliminations	—	—	—	—	(7,541)
Total revenue	$325,236	$402,099	$336,772	$63,348	$1,119,914

	For the Nine Months Ended September 30, 2025
	UFC	WWE	IMG	Corp & Other	Total
Media rights, production and content	$685,043	$779,421	$509,774	$17,785	$1,992,023
Live events and hospitality	160,713	344,436	558,868	70,274	1,134,291
Partnerships and marketing	220,960	123,795	40,541	36,206	421,502
Consumer products licensing and other	34,102	102,129	10,447	38,092	184,770
Eliminations	—	—	—	—	(35,430)
Total revenue	$1,100,818	$1,349,781	$1,119,630	$162,357	$3,697,156

Remaining Performance Obligations

The transaction price related to the Company’s future performance obligations does not include any variable consideration related to sales or usage-based royalties. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

The following table presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of September 30, 2026 (in thousands):

Remainder of 2026	$922,243
2027	3,412,012
2028	3,165,377
2029	2,754,090
2030	1,770,761
Thereafter	3,250,932
Total remaining performance obligations	$15,275,415

Revenue from Prior Period Performance Obligations

The Company did not recognize any significant revenue from performance obligations satisfied in prior periods during the three and nine months ended September 30, 2026 and 2025, respectively.

Contract Assets

Contract assets (i.e., unbilled receivables) are established when revenue is recognized, but due to contractual terms over the timing of invoicing, the Company does not have the right to invoice the customer or the right to payment of consideration for goods and services provided from the customer as of the balance sheet date. As of September 30, 2026 and December 31, 2025, contract assets were $361.4 million and $71.3 million, respectively, and were included in accounts receivable, net on the Company's consolidated balance sheets. The increase during 2026 is primarily attributable to revenue recognition associated with certain domestic and international media rights agreements and financial incentive packages in the UFC and WWE segments.

Contract Liabilities (Deferred Revenues)

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. The Company’s deferred revenue balance primarily relates to advance payments received related to its content distribution rights agreements, live event and hospitality arrangements, consumer products licensing agreements and partnerships and marketing arrangements, as well as memberships for the Company’s subscription services. Deferred revenue is included within current liabilities and in other long-term liabilities in the consolidated balance sheets. Total deferred revenue as of September 30, 2026 was $767.8 million. Total deferred revenue as of December 31, 2025 was $703.2 million, of which $633.4 million was recognized as revenue during the nine months ended September 30, 2026.

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment, net

As of September 30, 2026, property, buildings and equipment totaled $1,035.3 million, with accumulated depreciation of $430.0 million. As of December 31, 2025, property, buildings and equipment totaled $1,011.2 million, with accumulated depreciation of $371.3 million. Depreciation expense for property, buildings and equipment totaled $19.7 million and $24.3 million, and $67.3 million and $68.7 million for the three and nine months ended September 30, 2026 and 2025, respectively.

During the three and nine months ended September 30, 2026 the Company recognized an impairment charge of $2.7 million within the WWE segment as a result of reducing the carrying value of a corporate aircraft held for sale to its fair value less cost to sell. The asset held for sale of $9.6 million is included as a component of other current assets within the Company's consolidated balance sheet as of September 30, 2026. The asset held for sale is being marketed for sale and it is the Company’s intention to complete the sale of the asset within the next twelve months. During the three and nine months ended September 30, 2026 and 2025, the Company recognized impairment charges of $2.2 million and $3.1 million, respectively, within the IMG segment related to the write-off of certain assets that are no longer in use. The impairment charges are included as a component of selling, general and administrative expenses within the Company's consolidated statements of operations.

Other Current Assets

The following is a summary of other current assets (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Prepaid sign-on fee for hospitality rights	100,000	100,000
Other current receivables	75,549	36,341
Inventory	48,835	57,126
Prepaid taxes	41,638	56,882
Insurance recovery receivables (Note 14) (1)	38,900	—
Prepaid event and production-related costs	24,973	33,406
Amounts due from the Group (Note 16)	10,442	7,259
Assets held for sale	9,625	—
Prepaid insurance	2,590	8,983
Other	71,202	50,021
Total	$423,754	$350,018

(1)
Of the total $72.6 million of insurance recoveries associated with stockholder litigation related to WWE, the Company's insurance carriers made payments of $33.7 million as of September 30, 2026.

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Event and production-related costs	$209,924	$147,628
Payroll-related costs	115,163	200,373
Legal settlements (Note 14) (1)	81,250	—
Legal and professional fees	66,345	45,775
Interest	25,124	24,815
Accrued customer refunds	7,282	32,702
Accrued capital expenditures	6,389	8,724
Other	69,867	66,286
Total	$581,344	$526,303

(1)
Of the total $105.0 million of legal settlement associated with stockholder litigation related to WWE, payments of $23.7 million were made to the plaintiffs as of September 30, 2026.

Other Current Liabilities

The following is a summary of other current liabilities (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Collections due to third parties (1)	$860,531	$333,550
Federal income tax payable	57,657	9,410
Amounts due to the Group (Note 16)	28,626	31,890
Other	9,160	9,738
Total	$955,974	$384,588

(1)
Collections due to third parties represents amounts collected in advance for event-related services and other contractual obligations, most of which is payable to third-party rights holders under contractual agreements.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no dispositions or impairments to goodwill during the three and nine months ended September 30, 2026 and 2025. The change in the carrying amount of goodwill during the nine months ended September 30, 2026 relates to the impact of foreign exchange rates.

Intangible Assets, net

Amortization expense of finite-lived intangible assets was $66.2 million and $97.6 million, and $247.2 million and $241.6 million, during the three and nine months ended September 30, 2026 and 2025, respectively, which is recognized within depreciation and amortization in the consolidated statements of operations. Amortization expense for the nine months ended September 30, 2026 includes $12.2 million of incremental amortization expense associated with the accelerated amortization related to the revision of the remaining useful life of a customer relationship asset within the WWE segment during the third quarter of 2025.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Equity method investments	$95,932	$103,056
Nonmarketable equity investments without readily determinable fair values	25,694	28,423
Nonmarketable equity investments with readily determinable fair values	83	76
Total investment securities	$121,709	$131,555

Equity Method Investments

As of September 30, 2026 and December 31, 2025, the Company’s equity method investments include Sports News Television Limited, EverPass Holdco LLC, and Boxing HoldCo, LLC (d/b/a Zuffa Boxing). The Company’s ownership of its equity method investments ranges from 7% to 50%.

The Company recognized equity losses of $2.7 million and $5.5 million during the three and nine months ended September 30, 2026, respectively, and equity earnings of $1.6 million and $11.4 million during the three and nine months ended September 30, 2025, respectively, from its equity method investments. During the three and nine months ended September 30, 2026, the Company recorded other-than-temporary impairments of $2.1 million and $6.5 million, respectively, due to a deterioration in the financial condition of certain equity method investees, which are reflected as a component of equity (loss) earnings of affiliates, net of tax on the consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company received distributions of $3.4 million and $7.7 million, respectively, from its equity method investments.

During the three and nine months ended September 30, 2025, the Company recorded a net loss on sale of equity method investments of $7.1 million and $9.6 million, respectively, and received total proceeds of $1.5 million during the nine months ended September 30, 2025.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

As of September 30, 2026 and December 31, 2025, the Company held various investments in nonmarketable equity instruments of private companies.

The Company did not record any impairment charges on its nonmarketable equity investments during the three and nine months ended September 30, 2026 and 2025. In addition, there were no observable price change events that were completed during the three and nine months ended September 30, 2026 and 2025.

8. DEBT

The following is a summary of the Company’s outstanding debt (in thousands):

	As of
	September 30,	December 31,
	2026	2025
First Lien Term Loan (due November 2031)	$4,582,937	$3,717,569
Other Secured Loans	60,327	63,067
Notes payable	3,286	2,552
Total principal	4,646,550	3,783,188
Unamortized discount	(10,706)	(9,761)
Unamortized debt issuance cost	(17,871)	(11,303)
Total debt	4,617,973	3,762,124
Less: Current portion of long-term debt	(45,447)	(38,061)
Total long-term debt	$4,572,526	$3,724,063

First Lien Term Loan (due November 2031)

As of September 30, 2026 and December 31, 2025, the Company had $4.6 billion and $3.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”) by and among TKO Guarantor, LLC or “TKO Guarantor” (f/k/a “UFC Guarantor, LLC” or “Zuffa Guarantor, LLC”), TKO Worldwide Holdings, LLC or “TKO Worldwide Holdings” (f/k/a “UFC Holdings, LLC”), as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which was entered into in connection with the acquisition of Zuffa by EGH in 2016. TKO OpCo and TKO are holding companies with limited business operations, cash flows, assets and liabilities other than the equity interests in the borrower entities TKO Guarantor and TKO Worldwide Holdings.

On March 10, 2026, TKO Worldwide Holdings entered into an amendment to the First Lien Credit Agreement (the "First Lien Credit Agreement Amendment") to, among other things, (i) provide for an additional $900.0 million incremental first lien secured term loan (“Incremental Term Loan”) as a fungible increase to the then existing first lien secured term loans of $3.7 billion (collectively, the “Prior Term Loans”), (ii) upsize the revolving credit facility under the existing credit agreement from $205.0 million to $350.0 million (the “Revolving Credit Facility” and together with the Incremental Term Loan, Prior Term Loans and New Term Loans (as defined below), the “Credit Facilities”), and (iii) make certain other changes to the First Lien Credit Agreement. On the March 10, 2026 closing date, TKO Worldwide Holdings borrowed the full $900.0 million of the Incremental Term Loan.

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

Following the Credit Agreement Refinancing Amendment, the New Term Loans bear interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. SOFR term loans accrue interest at a rate equal to Term SOFR plus 1.75%, with a SOFR floor of 0.00%. The New Term Loans' interest rate totaled 5.51% as of September 30, 2026. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 0.75%, with an ABR floor of 1.00%. The New Term Loans have the same amortization schedule as the Prior Term Loans they replaced, amortizing at 1% per annum, and maturing on November 21, 2031.

The Company capitalized $14.8 million in transaction costs related to the First Lien Credit Agreement Amendment during the nine months ended September 30, 2026. Of these amounts, $11.0 million was capitalized as a component of long-term debt related to the Incremental Term Loan and $3.8 million was capitalized as a component of other assets related to increasing the borrowing capacity of the Revolving Credit Facility. In addition, in connection with the Credit Agreement Refinancing Amendment, the Company incurred transaction costs of approximately $2.5 million during the nine months ended September 30, 2026. Substantially all of these costs related to debt modification and were expensed as incurred, with an immaterial amount capitalized as a component of long-term debt related to new term loan lenders and the modification of the Revolving Credit Facility.

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

As of September 30, 2026 and December 31, 2025, there was no outstanding balance under the Revolving Credit Facility.

The First Lien Credit Agreement contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA not to exceed 8.25-to-1. The Company is only required to comply with the foregoing financial covenant if the sum of (i) outstanding borrowings under the Revolving Credit Facility (excluding any letters of credit, whether drawn or undrawn) and (ii) Swingline Loans, as defined in the First Lien Credit Agreement, is greater than the greater of (x) $140.0 million and (y) forty percent of the borrowing capacity of the Revolving Credit Facility. This covenant did not apply as of September 30, 2026 and December 31, 2025, as the Company had no borrowings outstanding under the Revolving Credit Facility.

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

As of September 30, 2026 and December 31, 2025, TKO Worldwide Holdings had outstanding letters of credit of $10.4 million and $1.1 million, respectively.

The estimated fair values of the Company’s outstanding term loans are based on quoted market values for the debt. As of September 30, 2026 and December 31, 2025, the face amount of the Company’s term loans approximated their fair value.

Other Secured Loans

As of September 30, 2026 and December 31, 2025, the Company had $60.3 million and $63.1 million, respectively, of other secured loans outstanding, which were entered into in order to finance the purchase of certain assets. These loans are secured by the underlying assets of the Company and bear interest at rates ranging from SOFR plus 1.70% to SOFR plus 2.25%. Principal amortization is payable in monthly installments with any remaining balance payable on the final maturity dates of November 1, 2028 and January 1, 2031.

One of the Company's other secured loans contains a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the applicable loan agreements of no less than 1.15-to-1 as measured on an annual basis. As of September 30, 2026 and December 31, 2025, the Company was in compliance with its financial debt covenant under this secured loan.

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

Capital Return Program

TKO Share Repurchases

During the nine months ended September 30, 2026, the following share repurchases of TKO Class A common stock were made under the Company's previously announced share repurchase program totaling $3.0 billion:

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
•
On March 10, 2026, the Company entered into a Rule 10b5-1 trading plan (the “March 10b5-1 Plan”), which was originally set to commence immediately following the completion of the ASR Agreement. On May 11, 2026, the Company entered into a new Rule 10b5-1 trading plan (the “May 10b5-1 Plan”) that superseded, amended and replaced the March 10b5-1 Plan authorizing repurchases thereunder to commence on May 14, 2026. The terms of the May 10b5-1 Plan are otherwise identical to those of the March 10b5-1 Plan. The May 10b5-1 Plan was completed on July 22, 2026. During the period from May 14, 2026 through July 22, 2026, the Company repurchased 1,022,434 shares of TKO Class A common stock for an aggregate purchase price of $200.0 million based on an aggregate volume-weighted average price of $195.61 per share. All shares repurchased have been retired.
•
On August 6, 2026, the Company entered into a Rule 10b5-1 trading plan (the “August 10b5-1 Plan”), with repurchases commencing on August 11, 2026. As of September 30, 2026, the Company had repurchased 451,377 shares of TKO Class A common stock for an aggregate purchase price of $85.5 million based on an aggregate volume-weighted average price of $189.32 per share under the August 10b5-1 Plan. All repurchases have been retired. The August 10b5-1 Plan was completed on October 30, 2026, with the repurchase of 417,795 shares of TKO Class A common stock for an aggregate purchase price of $73.4 million occurring during October 2026.

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

For the three months ended September 30, 2026 and 2025, the Company's board of directors declared quarterly cash dividends of $0.79 per share and $0.76 per share, respectively. For the nine months ended September 30, 2026 and 2025, the aggregate cash dividends declared were $2.36 per share and $1.52 per share, respectively. These dividend payments represented TKO’s portion of the pro rata distributions from TKO OpCo to its equity holders, which totaled $149.4 million and $150.7 million for the three months ended September 30, 2026 and 2025, respectively, and $449.1 million and $301.1 million for the nine months ended September 30, 2026 and 2025, respectively.

TKO Ownership Interests

As of September 30, 2026, EGH and its subsidiaries collectively controlled 64.6% of the voting interests in TKO through their ownership of both TKO Class A common stock and TKO Class B common stock.

As of September 30, 2026, the Company owned 38.5% of TKO OpCo and EGH and its subsidiaries owned 61.5% of TKO OpCo.

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

Redeemable Non-Controlling Interest in the UFC

In July 2018, the Company received an investment of $9.7 million by third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing UFC business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this investment provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary. Following an initial five-year and six month holding period which has now lapsed, the put option is exercisable annually during a three-month window commencing six months after each anniversary of the investment's consummation (typically January through March). The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. The estimated redemption value was $34.4 million at both September 30, 2026 and December 31, 2025.

11. EARNINGS PER SHARE ("EPS")

Basic earnings per share is calculated utilizing net income available to common stockholders of the Company during the three and nine months ended September 30, 2026 and 2025, divided by the weighted average number of shares of TKO Class A common stock outstanding during the same period. Diluted earnings per share is calculated by dividing the net income available to common stockholders by the diluted weighted average shares outstanding during the same period. TKO Class B common shares are included in diluted earnings per share only for periods in which their effect is dilutive and are otherwise excluded as anti-dilutive.

On September 15, 2025, the Company entered into an accelerated share repurchase agreement with Morgan Stanley & Co. LLC to repurchase $800.0 million of its Class A common stock. On September 16, 2025, the Company paid $800 million and received an initial delivery of 3,161,430 shares, which reduced weighted-average shares outstanding beginning on that date. The shares received were immediately retired. The final number of shares to be repurchased was to be based on the volume-weighted average price of the Company’s Class A common stock during the term of the agreement, which ultimately concluded in November 2025. Based on the volume-weighted average price of the Company’s Class A common stock from September 16, 2025 through September 30, 2025, the accelerated shares repurchase agreement was in a gain position, and the Company would have received approximately 0.9 million additional shares if the agreement had settled on September 30, 2025. Because receipt of the additional shares would have increased the reported earnings per share amounts, the incremental shares were antidilutive and were excluded from diluted earnings per share for the three and nine months ended September 30, 2025.

The following table presents the computation of basic and diluted net earnings per share and weighted average number of shares of the Company’s common stock outstanding for the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income attributable to TKO Group Holdings, Inc.	$98,692	$41,005	$289,618	$197,778
Effect of dilutive securities:
Adjustment to net income attributable to TKO Group Holdings, Inc. from the assumed conversion of Class B shares	—	51,602	440,515	252,033
Net income attributable to TKO Group Holdings, Inc. used in computing diluted earnings per share	$98,692	$92,607	$730,133	$449,811

Denominator
Weighted average Class A Common Shares outstanding - Basic	73,101,667	81,520,538	75,059,500	81,633,590
Effect of dilutive securities:
Additional shares from RSUs and PSUs, as calculated using the treasury stock method	1,050,895	1,382,677	1,090,377	1,312,086
Additional shares from the assumed conversion of Class B shares	—	116,158,615	116,158,615	110,422,491
Weighted average number of shares used in computing diluted earnings per share	74,152,562	199,061,830	192,308,492	193,368,167

Basic earnings per share	$1.35	$0.50	$3.86	$2.42
Diluted earnings per share	$1.33	$0.47	$3.80	$2.33

Securities that are anti-dilutive this period
Unvested RSUs	15,626	111,437	1,447	39,759
TKO Class B Common Shares	116,158,615	—	—	—
Accelerated share repurchase agreement	—	863,975	—	863,975

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

In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate (“AETR”). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and nine months ended September 30, 2026 and 2025, respectively, adjusted for discrete items as noted.

The provision for income taxes for the three months ended September 30, 2026 and 2025 was $36.6 million and $12.8 million, respectively, based on pretax income of $317.1 million and $117.9 million, respectively. The effective tax rate was 11.6% and 10.8% for the three months ended September 30, 2026 and 2025, respectively. The tax provision for three months ended September 30, 2026 differs from tax provision in the same period in 2025 primarily due to the increase in pretax income. The provision for income taxes for the nine months ended September 30, 2026 and 2025 was $123.9 million and $80.4 million, respectively, based on pretax income of $960.9 million and $614.4 million, respectively. The effective tax rate was 12.9% and 13.1% for the nine months ended September 30, 2026 and 2025, respectively. The tax provision for the nine months ended September 30, 2026 differs from tax provision in the same period in 2025 primarily due to the increase in pretax income. Any tax balances reflected on the Company’s consolidated balance sheets as of September 30, 2026 will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2026.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, non-controlling interest, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of September 30, 2026 and December 31, 2025, the Company had unrecognized tax benefits of $43.3 million and $36.7 million, respectively, for which the Company is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) on the Company's consolidated statement of operations. Accrued interest and penalties of $18.6 million and $14.4 million are included as a component of the related tax liabilities on the Company's consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. Of the $61.9 million combined unrecognized tax benefits and accrued interest and penalties as of September 30, 2026, $45.1 million is subject to an offsetting indemnity asset, as set forth in the Endeavor Asset Acquisition Agreement, which is included as a component of Other assets on the Company's consolidated balance sheets.

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

During the three and nine months ended September 30, 2026 and 2025, the Company recorded content production incentives of $16.0 million and $16.6 million and $19.5 million and $16.6 million, respectively, related to qualifying content production activities primarily in the WWE segment. These incentives are recorded as an offset to production expenses within direct operating costs within the consolidated statements of operations.

During the nine months ended September 30, 2026 and 2025, the Company recorded infrastructure improvement incentives of $11.2 million and $12.1 million, respectively, related to qualifying capital expenditures associated with the buildout of WWE's leased corporate headquarters and media production facilities. These incentives are recorded as an offset to property, buildings and equipment, net in the consolidated balance sheets.

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

UFC Legal Proceedings

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. These substantially identical lawsuits were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case). The Le case alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing their compensation for their services. On February 6, 2025, the district court approved a settlement of the Le case for an aggregate amount of $375.0 million, the last installment of which was paid in June 2025.

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

On May 23, 2025, Cirkunovs v. Zuffa, LLC et al., No. 2:25-cv-00914-RFB-BNW (D. Nev.) (the “Cirkunovs” case), was filed by a putative class of former UFC fighters who signed contracts with arbitration clauses and class action waiver agreements during the period July 1, 2017, to the present. The complaint in Cirkunovs contains nearly identical allegations to Johnson and further alleges that the arbitration clauses and class action waivers contained in the fighters’ contracts are unenforceable. The Cirkunovs complaint seeks injunctive relief invalidating these arbitration clauses and class action waivers, as well as treble damages under the antitrust laws and attorneys’ fees and costs. Zuffa filed a motion to compel arbitration, and the Court allowed Plaintiffs to seek discovery regarding the arbitration clause before ruling on Zuffa’s motion. Defendants appealed the district court’s order permitting discovery rather than ruling on Zuffa’s motion to compel arbitration. Cirkunovs has been stayed pending resolution of Defendants’ appeal. No trial date has been set in Cirkunovs.

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

On February 26, 2026, two plaintiffs who allegedly paid to view UFC broadcasts filed a putative antitrust class action against Zuffa, TKO Group Holdings, Inc., TKO OpCo, and EGH, Costantino, et al. v. Zuffa, LLC, et al., No. 2:26-cv-00539-RFB-EJY (D. Nev) (the “Costantino” case). Two additional plaintiffs joined the action in an amended complaint filed on May 18, 2026. The amended complaint alleges, like the complaints in Le, Johnson, Cirkunovs, and Davis, that the defendants monopsonized the market for professional MMA fighter services and monopolized the market for professional MMA bouts in the United States. The Costantino plaintiffs allege that this resulted in increased prices for consumers who purchased (i) UFC pay-per-view events and (ii) the Paramount+ streaming service that now televises UFC bouts. The plaintiffs assert claims under Sections 1 and 2 of the Sherman Act and certain state laws and seek unspecified damages on behalf of classes of persons and entities in relevant states that either (i) purchased UFC pay-per-view events through January 1, 2026, or (ii) subscribed to Paramount+ from January 1, 2026 to the present. They also seek to assert equitable relief claims on behalf of a purported nationwide class of Paramount+ subscribers. On July 21, 2026, Zuffa moved to dismiss Costantino and to compel the matter to arbitration. The motions are fully briefed and pending.

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

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive, John Laurinaitis, in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and Mr. Laurinaitis and asserting claims under the Trafficking Victims Protection Act. On May 30, 2025, Mr. Laurinaitis was dismissed from the matter with prejudice pursuant to a stipulation of dismissal. WWE moved to compel the matter to arbitration, and the remaining parties subsequently executed an agreement to submit their dispute to arbitration. On July 24, 2026, pursuant to that agreement, the former employee filed a stipulation of voluntary dismissal with prejudice of her federal lawsuit.

On October 23, 2024, five unnamed plaintiffs filed a lawsuit against Mr. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former World Wrestling Federation ring announcer during the 1980s. On April 28, 2025, plaintiffs filed an amended complaint adding three unnamed plaintiffs, but no new defendants. On December 10, 2025, the court dismissed the claims asserted by one of the unnamed plaintiffs (and certain other claims asserted against Ms. McMahon) but otherwise denied defendants’ motions to dismiss. In April 2026, the court ordered briefing on defendants’ constitutional challenges to the state law on which the plaintiffs’ claims are premised. On October 19, 2026, the court denied Defendants’ motion for judgment on the pleadings based on those constitutional challenges.

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

In early June 2026, the parties reached an agreement in principle to resolve all claims against all defendants. On August 25, 2026, the parties filed a stipulation and agreement of settlement, compromise, and release, subject to the Delaware Court’s approval. On September 2, 2026, the Delaware Court entered an order scheduling a hearing on the proposed settlement for November 30, 2026. The overall settlement amount was primarily funded by insurance recoveries, with WWE funding a portion as a result of pre-existing indemnification obligations owed by WWE to the directors. WWE’s portion of the overall settlement amount was $105.0 million, which was funded by insurance recoveries of $72.6 million, resulting in a loss of $32.4 million. The net estimated loss is included within selling, general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2026.

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

At the end of April 2026, the parties agreed to settle all claims asserted in the above-described litigation. The settlement, which included any obligations of IMG, was paid directly by a subsidiary of Endeavor Group Holdings, Inc. pursuant to its indemnification obligations.

Endeavor Asset Acquisition Litigation

On March 27, 2026, a purported stockholder of TKO, Jonathan Jordan, filed a verified stockholder derivative complaint on behalf of TKO in the Court of Chancery of the State of Delaware, captioned Jordan v. Endeavor Group Holdings, Inc., et al., C.A. No. 2026-0422-LWW (the “Jordan” case). Jordan alleges breach of fiduciary duty and unjust enrichment claims arising out of the Endeavor Asset Acquisition against Endeavor Group Holdings, Inc.; Silver Lake Group, L.L.C. and various affiliate funds; TKO directors Ariel Emanuel, Egon Durban, Dwayne Johnson, Nick Khan, Mark Shapiro, Peter Bynoe, Steven Koonin, Nancy Tellem, Carrie Wheeler, Bradley Keywell, Jonathan Kraft, and Sonya Medina; and TKO officers Ariel Emanuel, Seth R. Krauss, Andrew Schleimer, and Mark Shapiro. Jordan also alleges claims against Moelis & Company LLC for aiding and abetting the alleged breaches of fiduciary duties. Among other things, Jordan seeks equitable relief and monetary damages. On July 10, 2026, all defendants moved to dismiss the complaint, which the parties are currently briefing. No trial date has been set.

15. SEGMENT INFORMATION

The Company has three reportable segments: UFC, WWE and IMG that align with how the Company’s Chief Operating Decision Maker (“CODM”) manages the businesses, evaluates financial results, and makes key operating decisions. The UFC segment consists entirely of the operations of the Company's UFC business and the WWE segment consists entirely of the operations of the Company's WWE business. The IMG segment consists of the operations of the IMG business and On Location.

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

Transactions are comprised of goodwill and intangible assets arising from the TKO Transactions and the Endeavor Asset Acquisition.

The following tables present summarized financial information for each of the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
UFC:	2026	2025	2026	2025
Revenue	$519,223	$325,236	$1,456,106	$1,100,818
Direct operating costs (1)	172,189	104,049	462,996	310,004
Selling, general and administrative expenses (1)	61,706	55,531	172,857	152,973
Adjusted EBITDA	$285,328	$165,656	$820,253	$637,841

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
WWE:	2026	2025	2026	2025
Revenue	$399,291	$402,099	$1,495,899	$1,349,781
Direct operating costs (1)	104,291	113,396	401,911	378,120
Selling, general and administrative expenses (1)	77,755	80,886	252,372	240,165
Adjusted EBITDA	$217,245	$207,817	$841,616	$731,496

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
IMG:	2026	2025	2026	2025
Revenue	$391,301	$336,772	$1,401,392	$1,119,630
Direct operating costs (1)	196,219	198,002	848,012	725,789
Selling, general and administrative expenses (1)	79,234	77,277	261,604	229,893
Adjusted EBITDA	$115,848	$61,493	$291,776	$163,948

(1)
Direct operating costs and selling, general and administrative expenses included in the measure of Adjusted EBITDA for each segment exclude reconciling items included in the reconciliation of segment profitability below.

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
UFC	$519,223	$325,236	$1,456,106	$1,100,818
WWE	399,291	402,099	1,495,899	1,349,781
IMG	391,301	336,772	1,401,392	1,119,630
Total revenue from reportable segments	$1,309,815	$1,064,107	$4,353,397	$3,570,229
Corporate and Other	61,301	63,348	183,682	162,357
Eliminations	(10,961)	(7,541)	(32,970)	(35,430)
Total revenue	$1,360,155	$1,119,914	$4,504,109	$3,697,156

Reconciliation of segment profitability

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
UFC	$285,328	$165,656	$820,253	$637,841
WWE	217,245	207,817	841,616	731,496
IMG	115,848	61,493	291,776	163,948
Total Adjusted EBITDA from reportable segments	618,421	434,966	1,953,645	1,533,285
Corporate and Other	(62,608)	(74,756)	(198,196)	(229,209)
Total Adjusted EBITDA	555,813	360,210	1,755,449	1,304,076
Reconciling items:
Equity loss (earnings) of affiliates	2,667	(1,622)	5,468	(11,456)
Interest expense, net	(69,945)	(50,842)	(201,129)	(143,814)
Depreciation and amortization	(92,964)	(129,131)	(335,266)	(329,063)
Equity-based compensation expense (1)	(39,648)	(19,898)	(119,630)	(83,165)
Merger, acquisition and earn out costs (2)	(5,195)	(4,522)	(14,564)	(48,562)
Certain legal costs (3)	(34,621)	(19,239)	(128,891)	(35,390)
Restructuring, severance and impairment (4)	(6,392)	(4,980)	(7,490)	(10,804)
Debt transaction costs (5)	—	(8,732)	(2,455)	(8,732)
Foreign exchange gains and (losses) (6)	3,856	2,231	6,450	(12,747)
Other adjustments (7)	3,572	(5,536)	2,946	(5,931)
Income before income taxes and equity earnings of affiliates	$317,143	$117,939	$960,888	$614,412

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
(3)
Includes costs, net of insurance recoveries, related to certain litigation matters including antitrust lawsuits for UFC and stockholder litigation related to WWE and Endeavor. For the three and nine months ended September 30, 2026, these costs include an estimated loss of $2.4 million and $32.4 million, respectively, reflecting the Company’s liability net of insurance recoveries, as well as $4.0 million and $46.0 million, respectively, of professional fees, associated with stockholder litigation related to WWE.
(4)
Includes certain impairment charges as well as costs resulting from the Company’s cost reduction programs. For the three and nine months ended September 30, 2026, these costs included asset impairment charges totaling $4.9 million, related to the WWE and IMG segments. For the three and nine months ended September 30, 2025, these costs included asset impairment charges of $3.6 million within the IMG segment. Refer to Note 5, Supplementary Data, for further information.
(5)
Includes third-party transaction costs associated with the Company's debt refinancing transactions as described in Note 8, Debt.
(6)
Includes gains and losses on foreign exchange transactions.
(7)
Includes other miscellaneous nonoperating gains and losses. During the three and nine months ended September 30, 2026, other adjustments include a $2.1 million and $6.5 million, respectively, of impairment charges related to equity method investments. During the three months ended September 30, 2025, other adjustments include a net loss of $7.1 million related to the sale of certain equity method investments. During the nine months ended September 30, 2025, other adjustments include a net loss of $9.6 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building.

16. RELATED PARTY TRANSACTIONS

EGH and its subsidiaries

EGH and its subsidiaries (collectively, the “Group”), which collectively own approximately 64.6% of the voting interest in TKO as of September 30, 2026, provide various services to the Company and, upon consummation of the TKO Transactions, such services were provided pursuant to the Services Agreement which was terminated upon consummation of the Endeavor Asset Acquisition. Additionally, the Company, Endeavor OpCo and the other parties thereto, entered into the Transition Services Agreement effective February 28, 2025. Revenue and expenses associated with such services are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Event and other licensing revenues earned from the Group	$144	$1,275	$311	$6,911
Expenses incurred with the Group included in direct operating costs (1)	4,751	6,279	10,475	20,168
Expenses incurred with the Group included in selling, general and administrative expenses (2)	5,883	13,042	18,264	33,327
Interest expense (income) with the Group, net (3)	—	—	(2)	(3,704)
Net expense resulting from Group transactions included within net income (loss)	$(10,490)	$(18,046)	$(28,426)	$(42,880)

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
(3)
The interest expense (income) relates to loans due to or from the Group.

Outstanding amounts due to and from the Group were as follows (in thousands):

		As of
		September 30,	December 31,
	Classification	2026	2025
Amounts due from the Group	Other current assets	$10,442	$7,259
Amounts due from the Group	Other assets	$45,008	$42,255
Amounts due to the Group	Other current liabilities	$(28,626)	$(31,890)

Prior to February 28, 2025, the Company reimbursed the Group for third-party costs incurred on the Company’s behalf under the Services Agreement, which was terminated effective that date. During the nine months ended September 30, 2025, the Company reimbursed $0.1 million under the prior agreement. Under the Transition Services Agreement, during the nine months ended September 30, 2026 and 2025, the Company made cash payments to the Group of $32.3 million and $32.7 million, respectively, for third-party costs incurred on the Company’s behalf and received cash payments of $5.2 million and $6.3 million, respectively, from the Group related to the transition services provided to the Group.

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

In the historical combined financial statements, nonredeemable non-controlling interests and net transfers from parent represented EGH's historical investment in the Acquired Businesses and included the Acquired Businesses' net earnings (loss) after taxes, the net effect of these transactions with and cost allocations from EGH and its subsidiaries, and parent contributions. Following the Endeavor Asset Acquisition on February 28, 2025, this historical combined presentation ceased to apply. Amounts reflected for the three and nine months ended September 30, 2025 relate only to the period prior to February 28, 2025.

The following table summarizes the components of the net transfers to parent in nonredeemable non-controlling interests for the nine months ended September 30, 2025 (for the applicable periods prior to the Endeavor Asset Acquisition on February 28, 2025):

Nine Months Ended
September 30,
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

Other Related Parties

During the third quarter of 2025, the Company divested its equity-method investment in Euroleague Ventures S.A. (“Euroleague”). Accordingly, related-party transactions connected with Euroleague are presented through the date of divestiture. For the three and nine months ended September 30, 2025, the Company recognized revenue of $0.7 million and $16.2 million, respectively, and incurred direct operating costs of $0.0 million and $0.2 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights as well as production services. These revenue and costs are reported within the IMG segment. Following the divestiture, Euroleague is no longer a related party; however, the Company continues to maintain a commercial relationship with Euroleague to provide representation, technical, and other services in the ordinary course of business.

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

The following is a discussion and analysis of, and a comparison between, our results of operations for the three and nine months ended September 30, 2026 and 2025. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Segments

As of September 30, 2026, we operated our business under three reportable segments, UFC, WWE and IMG. In addition, we also report results for the “Corporate and Other” group, which incurs revenue and expenses that are not allocated to the business segments. Refer to Note 15, Segment Information, within the unaudited consolidated financial statements included within this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$1,360.1	$1,119.9	$4,504.1	$3,697.1
Operating expenses:
Direct operating costs	489.0	439.7	1,779.5	1,483.7
Selling, general and administrative expenses	400.6	379.2	1,243.5	1,106.8
Depreciation and amortization	93.0	129.1	335.3	329.0
Total operating expenses	982.6	948.0	3,358.3	2,919.5
Operating income	377.5	171.9	1,145.8	777.6
Other expenses:
Interest expense, net	(69.9)	(50.8)	(201.1)	(143.8)
Other income (expense), net	9.6	(3.2)	16.2	(19.4)
Income before income taxes and equity earnings of affiliates	317.2	117.9	960.9	614.4
Provision for income taxes	36.6	12.7	123.8	80.4
Income before equity earnings of affiliates	280.6	105.2	837.1	534.0
Equity (loss) earnings of affiliates, net of tax	(2.7)	1.6	(5.5)	11.4
Net income	277.9	106.8	831.6	545.4
Less: Net income attributable to non-controlling interests	179.2	65.8	541.9	347.7
Net income attributable to TKO Group Holdings, Inc.	$98.7	$41.0	$289.7	$197.7

Revenue

Revenue increased by $240.2 million, or 21%, to $1,360.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

•
UFC revenue increased by $194.0 million, or 60%. This increase was primarily due to $132.3 million of increased media rights, production and content revenue from higher media rights fees resulting from increases in contractual revenues, including the new content distribution agreement with Skydance that became effective in January 2026 as well as the impact of one additional Numbered Event and one additional Fight Night, compared to the prior year. This increase was also driven by $36.0 million of higher live event revenue primarily due to higher ticket sales driven by UFC 329, which generated the highest gross gate for a Numbered Event in UFC's history, as well as the impact of two additional events and higher financial incentive packages. Additionally, UFC generated $20.5 million of higher partnerships revenue, largely driven by revenue from new sponsors and increases in fees from renewals as well as the benefit of two additional events compared to the prior year. The increase in revenue was also attributable to higher consumer products licensing revenue of $5.2 million, primarily due to higher royalties on UFC-branded products, most notably from the release of the UFC 6 video game by EA Sports.
•
WWE revenue decreased by $2.8 million, or 1%. This decrease was due to a $24.8 million decline in live events revenue primarily driven by a decrease in ticket sales driven by holding three fewer Main Roster Premium Live Events as well as lower ticket sales for SummerSlam compared to the prior year. This decline was partially offset by $11.1 million of higher partnerships revenue from new sponsors and increases from fees from renewals despite having less inventory to sell from having fewer Main Roster Premium Live Events. Additionally, WWE generated $6.9 million of higher media rights, production and content revenue from media rights fees resulting from increases in contractual revenues, most notably the new content distribution agreement with ESPN that began in September 2025, partially offset by the impact of three fewer Main Roster Premium Live Events, compared to the prior year. Revenue was also positively impacted by $4.0 million of increased consumer products licensing revenue related to the sale of WWE-branded products, including video games and trading cards.
•
IMG segment revenue increased by $54.6 million, or 16%. This increase was driven by a $34.3 million increase in partnerships and marketing revenue which was primarily related to new commission deals at the IMG business for tennis and soccer. The increase was also driven by $11.3 million of higher live events and hospitality revenue, primarily related to FIFA World Cup 2026 hospitality sales at On Location, partially offset by the absence of the biennial Ryder Cup event at the IMG business. Additionally, the IMG segment generated $9.1 million of higher media rights, production and content revenue primarily due to new production distribution deals for FIFA World Cup, tennis and soccer at the IMG business, compared to the prior year.
•
Corporate and Other revenue decreased by $2.0 million, or 3%. This decrease was primarily driven by a $2.9 million decline in revenue related to the Company's boxing initiatives due to a one-time benefit recognized in 2025 due to the initial vesting of the Company's equity in the Zuffa Boxing entity, partially offset by $0.9 million of higher PBR revenue.

Revenue increased by $807.0 million, or 22%, to $4,504.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

•
UFC revenue increased by $355.3 million, or 32%. This increase was primarily due to $248.2 million of increased media rights, production and content revenue from higher media rights fees resulting from increases in contractual revenues, including the new content distribution agreement with Skydance that became effective in January 2026 as well as the impact of one additional Fight Night compared to the prior year. Additionally, UFC generated $82.3 million of higher partnerships revenue driven by the UFC Freedom 250 event held at the White House, as well as revenue from new sponsors and increases in fees from renewals. The increase was also driven by $15.2 million of higher live event revenue, primarily due to higher ticket sales driven by UFC 329, which generated the highest gross gate for a Numbered Event in UFC history as well as increases in financial incentive packages, partially offset by the absence of ticket sales for UFC Freedom 250. Revenue also benefited from $9.6 million of higher consumer products licensing revenue, primarily due to higher royalties on UFC-branded products, most notably from the release of the UFC 6 video game by EA Sports.
•
WWE revenue increased by $146.1 million, or 11%. This increase was primarily due to $117.8 million of higher media rights, production and content revenue from media rights fees resulting from increases in contractual revenues, including the content distribution agreements with Netflix and ESPN. The increase was also driven by $23.0 million of higher consumer products licensing revenue, reflecting higher sales of WWE-branded products, including mobile games and trading cards, as well as increased partnerships revenue of $16.6 million, driven by new sponsors and increase in fees from renewals, partially offset by having three fewer Main Roster Premium Live Events, compared to the prior year. These increases were partially offset by an $11.3 million decline in live event revenue, as lower ticket sales revenue related to WrestleMania and SummerSlam and the impact of having three fewer Main Roster Premium Live Events was partially offset by the impact of higher financial incentive packages associated with an additional Main Roster Premium Live Event in Saudi Arabia.
•
IMG segment revenue increased by $281.8 million, or 25%. This increase was primarily attributable to $256.9 million of higher live events and hospitality revenue primarily driven by hospitality related sales from the 2026 Milano Cortina Olympics and the FIFA World Cup 2026 at On Location. Additionally, the IMG segment generated $29.1 million of higher partnerships revenue, largely driven by new commission deals at the IMG business for tennis and soccer. These increases were partially offset by lower media rights, production and content revenue of $8.2 million, primarily driven by the IMG business, as the loss of a contract for professional cycling was partially offset by new distribution deals for FIFA World Cup, tennis and soccer as well as growth in Sport24, our live sports channel for airlines and cruise ships.
•
Corporate and Other revenue increased by $21.4 million, or 13%. This increase was driven by $10.0 million of higher revenues related to the Company's boxing initiatives. Additionally, PBR revenue increased by $11.4 million, or 8%, primarily due to higher partnerships revenue from new sponsors and increases in fees from renewals, as well as the content distribution agreement with Skydance that became effective in November 2025.

Direct Operating Costs

Direct operating costs increased by $49.3 million, or 11%, to $489.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

•
UFC direct operating costs increased by $68.1 million, or 65%. This increase was due to $63.4 million of higher athlete, production, and event-related costs, which were primarily associated with having two additional events compared to the prior year, as well as the impact of UFC 329 which had a higher cost profile compared to other Numbered Events and aligns with the increased revenue from the event.
•
WWE direct operating costs decreased by $9.1 million, or 8%. This decrease was primarily driven by $9.3 million of lower production, talent, and event-related costs, largely due to having three fewer Main Roster Premium Live Events.
•
IMG segment direct operating costs decreased by $1.8 million, or 1%. This decrease was primarily driven by the absence of expenses related to the biennial Ryder Cup event, compared to the prior year.
•
Corporate and Other direct operating costs decreased by $4.7 million, or 15%. This decrease was primarily driven by lower event-related costs at PBR from holding three fewer events due to a strategic review to remove non-core events compared to the prior year.

Direct operating costs increased by $295.8 million, or 20%, to $1,779.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

•
UFC direct operating costs increased by $153.0 million, or 49%. This increase was due to $148.6 million of higher athlete, production, and event-related costs primarily associated with the UFC Freedom 250 event held at the White House, UFC 324 which was the inaugural event under the new content distribution agreement with Skydance, and UFC 329 which had a higher cost profile compared to other Numbered Events and aligns with the increased revenues from the event.
•
WWE direct operating costs increased by $23.0 million, or 6%. This increase was primarily driven by $22.5 million of higher production, talent, and event-related costs associated with WWE's weekly television programming and premium live events, including WrestleMania 42 in Las Vegas and the impact of an additional event in Saudi Arabia, as well as higher logistics costs for additional international events, including Royal Rumble and Night of Champions in Saudi Arabia, partially offset by having three fewer Main Roster Premium Live Events compared to the prior year.
•
IMG segment direct operating costs increased by $122.2 million, or 17%. This increase was primarily driven by incremental costs related to the impact of the 2026 Milano Cortina Olympics and the FIFA World Cup 2026 at On Location, partially offset by the end of a contract for professional cycling and the absence of expenses related to the biennial Ryder Cup event at the IMG business compared to the prior year.
•
Corporate and Other direct operating costs decreased by $9.0 million, or 9%. This decrease was primarily driven by service fees paid to EGH in the prior year for various operational functions that support revenue generating activities pursuant to the Services Agreement. The Services Agreement was terminated during the first quarter of 2025. Direct operating costs also declined $4.1 million driven by lower event-related costs at PBR from holding fewer events due to a strategic review to remove non-core events compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $21.4 million, or 6%, to $400.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

•
UFC selling, general and administrative expenses increased by $8.4 million, or 13%. This increase was primarily driven by $10.3 million of higher personnel and travel costs from having two additional events compared to the prior year.
•
WWE selling, general and administrative expenses increased by $10.0 million, or 13%. The increase is primarily attributable to $8.0 million of higher personnel and travel costs compared to the prior year. The prior year included lower equity-based compensation expenses resulting from the adjustment of certain performance-based awards.
•
IMG segment selling, general, and administrative expenses increased by $0.5 million, or 1%. This increase was primarily driven by higher costs associated with the FIFA World Cup 2026 at On Location, mostly offset by lower expenses for the IMG business.
•
Corporate and Other selling, general and administrative expenses increased by $2.8 million, or 2%. This increase was primarily driven by $15.3 million higher legal costs associated with certain litigation matters, which was partially offset by $12.5 million of lower personnel and other operating expenses.

Selling, general and administrative expenses increased by $136.7 million, or 12%, to $1,243.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

•
UFC selling, general and administrative expenses increased by $23.3 million, or 13%. This increase was primarily driven by $26.8 million of higher personnel and travel costs compared to the prior year, including costs associated with the staging of the UFC Freedom 250 event at the White House with no such comparable event in the prior year.
•
WWE selling, general and administrative expenses increased by $17.7 million, or 7%. The increase is primarily attributable to $13.4 million of higher travel costs driven by the increase in the number of international events compared to the prior year.
•
IMG segment selling, general, and administrative expenses increased by $24.6 million, or 10%. This increase was driven by $11.7 million of higher personnel and travel costs, as well as other costs associated with the 2026 Milano Cortina Olympics and the FIFA World Cup 2026 at On Location.
•
Corporate and Other selling, general and administrative expenses increased by $75.3 million, or 18%. This increase was primarily driven by $93.5 million of higher legal costs associated with certain litigation matters including the

$32.4 million settlement reflecting the Company’s liability net of insurance recoveries, and $3.5 million of higher personnel and other operating costs, compared to the prior year. These increases were partially offset by $21.7 million of lower corporate allocated costs from EGH to the Acquired Businesses.

Depreciation and Amortization

Depreciation and amortization decreased by $36.1 million, or 28%, to $93.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by a $28.6 million decline in amortization expense, as the third quarter of 2025 included the acceleration of WWE customer relationship assets following the modification of a related media revenue arrangement.

Depreciation and amortization increased $6.3 million, or 2%, to $335.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by a $12.2 million increase in amortization expense attributable to the accelerated amortization of WWE customer relationship assets following the modification of a related media revenue arrangement during the third quarter of 2025.

Interest Expense, Net

Interest expense, net increased by $19.1 million, or 38%, to $69.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was driven primarily by incremental interest expense from higher debt levels maintained during the current year as compared to the prior year due to the $1.0 billion and $900.0 million incremental first lien term loans entered into in September 2025 and March 2026, respectively, partially offset by the impact of lower interest rates effective May 28, 2026 associated with the debt refinancing transaction which repriced the facility.

Interest expense, net increased by $57.3 million, or 40%, to $201.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was driven primarily by incremental interest expense from higher debt levels maintained during the current year as compared to the prior year due to the $1.0 billion and $900.0 million incremental first lien term loans entered into in September 2025 and March 2026, respectively, partially offset by the impact of lower interest rates effective May 28, 2026 associated with the debt repricing transaction which repriced the facility.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2026 and 2025 includes net gains and losses on foreign currency transactions and other miscellaneous nonoperating gains and losses. During the three months ended September 30, 2025, other income (expense), net also includes a net loss of $7.1 million related to the sale of certain equity method investments. During the nine months ended September 30, 2025, other income (expense), net also includes a net loss of $9.6 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR’s former headquarters.

Provision for Income Taxes

For the three months ended September 30, 2026, the Company's provision for income taxes was $36.6 million compared to a provision of $12.7 million for the three months ended September 30, 2025. This change was primarily related to increased pretax income for the three months ended September 30, 2026.

For the nine months ended September 30, 2026, the Company's provision for income taxes was $123.8 million compared to a provision of $80.4 million for the nine months ended September 30, 2025. This change was primarily related to increased pretax income for the nine months ended September 30, 2026.

Segment Results of Operations

As described above, the following discussion and analysis of our financial condition and results of operations presents three reportable segments as of September 30, 2026: UFC, WWE and IMG, which were determined to be our reportable segments following the close of the Endeavor Asset Acquisition. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability, and Adjusted EBITDA is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital. Segment operating results reflect earnings before corporate expenses. These segment results of operations should be read in conjunction with our discussion of the Company’s consolidated results of operations included above.

The following tables set forth Revenue and Adjusted EBITDA for each of our segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
UFC	$519.2	$325.2	$1,456.1	$1,100.8
WWE	399.3	402.1	1,495.9	1,349.8
IMG	391.3	336.7	1,401.4	1,119.6
Total revenue from reportable segments	1,309.8	1,064.0	4,353.4	3,570.2
Corporate and Other	61.3	63.3	183.7	162.3
Eliminations	(11.0)	(7.4)	(33.0)	(35.4)
Total Revenue	$1,360.1	$1,119.9	$4,504.1	$3,697.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Adjusted EBITDA:
UFC	$285.3	$165.6	$820.2	$637.8
WWE	217.2	207.8	841.6	731.5
IMG	115.9	61.4	291.8	163.9
Total Adjusted EBITDA from reportable segments	618.4	434.8	1,953.6	1,533.2
Corporate and Other	(62.7)	(74.6)	(198.2)	(229.1)
Total Adjusted EBITDA	$555.7	$360.2	$1,755.4	$1,304.1

UFC

The following table sets forth our UFC segment results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Media rights, production and content	$332.8	$200.5	$933.3	$685.1
Live events and hospitality	79.6	43.6	175.9	160.7
Partnerships and marketing	91.3	70.8	303.2	220.9
Consumer products licensing and other	15.5	10.3	43.7	34.1
Total Revenue	$519.2	$325.2	$1,456.1	$1,100.8

Direct operating costs	$172.2	$104.0	$463.0	$310.0
Selling, general and administrative expenses	$61.7	$55.6	$172.9	$153.0
Adjusted EBITDA	$285.3	$165.6	$820.2	$637.8
Adjusted EBITDA margin	55%	51%	56%	58%

UFC Operating Metrics:
Number of events
Numbered events	3	2	9	9
Fight Nights	9	8	24	23
Total events	12	10	33	32

Location of events
United States	8	6	22	22
International	4	4	11	10
Total events	12	10	33	32

WWE

The following table sets forth our WWE segment results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Media rights, production and content	$255.8	$248.9	$897.2	$779.4
Live events and hospitality	57.7	82.5	333.2	344.5
Partnerships and marketing	51.0	39.9	140.4	123.8
Consumer products licensing and other	34.8	30.8	125.1	102.1
Total Revenue	$399.3	$402.1	$1,495.9	$1,349.8

Direct operating costs	$104.3	$113.4	$401.9	$378.1
Selling, general and administrative expenses	$77.8	$80.9	$252.4	$240.2
Adjusted EBITDA	$217.2	$207.8	$841.6	$731.5
Adjusted EBITDA margin	54%	52%	56%	54%

WWE Operating Metrics:
Number of events
Premium Live Events
Main Roster (1)	2	5	9	12
NXT	1	3	4	6
Total Premium Live Events	3	8	13	18
Televised Events
Main Roster (2)	25	26	79	81
NXT / AAA	18	18	53	44
Total Televised Events	43	44	132	125
Non-Televised Events	38	23	99	53
Total events	84	75	244	196

Location of events
United States
Main Roster	34	27	82	80
NXT / AAA	33	31	102	83
Total United States Events	67	58	184	163
International
Main Roster	13	14	47	30
AAA	4	3	13	3
Total International Events	17	17	60	33
Total events	84	75	244	196

(1) Main Roster Premium Live Events include WWE's marquee events, including WrestleMania and SummerSlam, among others.

(2) Main Roster televised events include WWE's weekly programs, Raw and SmackDown, as well as special events, including Saturday Night's Main Event.

IMG

The following table sets forth our IMG segment results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Media rights, production and content	$194.2	$185.1	$501.6	$509.8
Live events and hospitality	149.6	138.3	815.8	558.9
Partnerships and marketing	44.6	10.3	69.6	40.5
Consumer products licensing and other	2.9	3.0	14.4	10.4
Total Revenue	$391.3	$336.7	$1,401.4	$1,119.6

Direct operating costs	$196.2	$198.0	$848.0	$725.8
Selling, general and administrative expenses	$79.2	$77.3	$261.6	$229.9
Adjusted EBITDA	$115.9	$61.4	$291.8	$163.9
Adjusted EBITDA margin	30%	18%	21%	15%

IMG Business Operating Metrics:
Number of clients with events (1)
Rights	82	73	121	117
Studios	75	95	94	130
Event management	21	25	33	35
Total	178	193	248	282

(1) Represents unique clients generating revenue in the period; quarterly counts may include repeats.

	Three Months Ended				Nine Months Ended
On Location Operating Metrics (1)	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Number of Events	Packages Sold	Number of Events	Packages Sold	Number of Events	Packages Sold	Number of Events	Packages Sold
NFL	71	20,831	90	35,987	96	55,917	117	69,523
Collegiate Sports	11	503	18	1,681	66	119,724	81	120,642
Combat Sports	8	2,182	18	6,622	33	7,512	53	20,760
Other Sports	18	3,616	11	30,439	40	26,293	27	47,540

(1) On Location metrics do not include non-recurring events (e.g., Olympics, FIFA, etc.).

Corporate and Other

Corporate and Other revenue primarily relates to media rights fees associated with the distribution of PBR's programming content; ticket sales and financial incentive packages associated with live events; partnerships and marketing; and consumer products licensing agreements of PBR-branded products. Revenue also consists of management and promotional fees for services primarily related to boxing. Corporate and Other expenses relate to direct operating costs and general and administrative expenses attributable to PBR as well as general and administrative expenses largely related to corporate activities, including information technology, facilities, legal, human resources, finance and accounting, treasury, investor relations, corporate communications, community relations and compensation to TKO’s management and board of directors, which support each of the reportable segments. Corporate and Other expenses also include service fees paid by the Company to Endeavor related to corporate activities as well as revenue generating activities under the Services Agreement, prior to its termination on February 28, 2025. As discussed above, on the closing date of the Endeavor Asset Acquisition, the Services Agreement between TKO OpCo and Endeavor was terminated and a Transition Services Agreement was entered into between the EGH Parties, TWI and the TKO Parties.

The following table sets forth results for Corporate and Other for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$61.3	$63.3	$183.7	$162.3
Adjusted EBITDA	$(62.7)	$(74.6)	$(198.2)	$(229.1)

The following table sets forth our operating metrics for PBR for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
PBR Operating Metrics:
Number of events:
Unleash The Beast ("UTB")	—	—	17	18
Teams	8	10	8	10
Velocity/Challenger	3	4	27	37
Other	9	9	16	27
Total events	20	23	68	92

Location of events:
United States	12	17	55	80
International	8	6	13	12
Total events	20	23	68	92

Adjusted EBITDA for the three months ended September 30, 2026 increased by $11.9 million, or 16%, compared to the three months ended September 30, 2025. This increase was primarily driven by $4.9 million of lower expenses at PBR primarily due to lower event-related costs from holding fewer events and $7.0 million of lower personnel and other operating expenses compared to the prior year.

Adjusted EBITDA for the nine months ended September 30, 2026 increased by $30.9 million, or 13%, compared to the nine months ended September 30, 2025. This increase was primarily driven by the impact of $21.7 million of lower corporate allocated costs from Endeavor Group Holdings, Inc. to the Acquired Businesses and incremental revenue from $9.4 million of higher revenue related to the Company's boxing initiatives. Additionally, PBR revenue increased by $11.3 million due to higher media rights fees and partnerships revenue, while expenses at PBR declined by $8.6 million primarily due to lower event-related costs from holding fewer events. These increases were partially offset by $20.1 million of higher other operating expenses compared to the prior year.

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

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA
Net income	$277.9	$106.8	$831.6	$545.4
Provision for income taxes	36.6	12.7	123.8	80.4
Interest expense, net	69.9	50.8	201.1	143.8
Depreciation and amortization	93.0	129.1	335.3	329.0
Equity-based compensation expense (1)	39.6	19.9	119.6	83.2
Merger, acquisition and earnout costs (2)	5.2	4.6	14.6	48.6
Certain legal costs (3)	34.6	19.2	128.9	35.4
Restructuring, severance and impairment (4)	6.4	5.0	7.5	10.8
Debt transaction costs (5)	—	8.7	2.5	8.7
Foreign exchange (gains) and losses (6)	(3.9)	(2.2)	(6.5)	12.8
Other adjustments (7)	(3.6)	5.6	(3.0)	6.0
Total Adjusted EBITDA	$555.7	$360.2	$1,755.4	$1,304.1
Net income margin	20%	10%	18%	15%
Adjusted EBITDA margin	41%	32%	39%	35%

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
(3)
Includes costs, net of insurance recoveries, related to certain litigation matters including antitrust lawsuits for UFC and stockholder litigation related to WWE and Endeavor. For the three and nine months ended September 30, 2026, these costs include an estimated loss of $2.4 million and $32.4 million, respectively, reflecting the Company’s liability net of insurance recoveries, as well as $4.0 million and $46.0 million, respectively, of professional fees, associated with stockholder litigation related to WWE.
(4)
Includes certain impairment charges as well as costs resulting from the Company’s cost reduction programs. For the three and nine months ended September 30, 2026, these costs included asset impairment charges totaling $4.9 million, related to the WWE and IMG segments. For the three and nine months ended September 30, 2025, these costs included asset impairment charges of $3.6 million within the IMG segment. Refer to Note 5, Supplementary Data, for further information.
(5)
Includes third-party transaction costs associated with the Company's debt refinancing transactions as described in Note 8, Debt.
(6)
Includes gains and losses on foreign exchange transactions.
(7)
Includes other miscellaneous nonoperating gains and losses. During the three and nine months ended September 30, 2026, other adjustments include a $2.1 million and $6.5 million, respectively, of impairment charges related to equity method investments. During the three months ended September 30, 2025, other adjustments include a net loss of $7.1 million related to the sale of certain equity method investments. During the nine months ended September 30, 2025, other adjustments include a net loss of $9.6 million from the sale of certain equity method investments, partially offset by a gain of $1.3 million on the sale of PBR's former headquarters building.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations are used to fund TKO’s day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as service its long-term debt, and are expected to be used to fund our capital return programs.

First Lien Term Loan (due November 2031)

As of September 30, 2026 and December 31, 2025, we had $4.6 billion and $3.7 billion, respectively, outstanding under a credit agreement dated August 18, 2016 (as amended and/or restated, the “First Lien Credit Agreement”). On March 10, 2026, TKO Worldwide Holdings entered into an amendment to the First Lien Credit Agreement to, among other things, (i) provide for an additional $900.0 million incremental first lien secured term loan (“Incremental Term Loan”) as a fungible increase to the existing first lien secured term loans of $3.7 billion (collectively, the “Prior Term Loans”), (ii) upsize the revolving credit facility under the existing credit agreement from $205.0 million to $350.0 million (the “Revolving Credit Facility” and together with term loans provided under the First Lien Credit Agreement, the “Credit Facilities”), and (iii) make certain other changes to the First Lien Credit Agreement.

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

Following the Credit Agreement Refinancing Amendment, the New Term Loans bear interest at a variable interest rate equal to either, at the option of TKO Worldwide Holdings, Term SOFR or the ABR plus, in each case, an applicable margin. SOFR term loans accrue interest at a rate equal to Term SOFR plus 1.75%, with a SOFR floor of 0.00%. The New Term Loans' interest rate totaled 5.51% as of September 30, 2026. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate in effect for such day, and (c) Term SOFR for a one-month interest period plus (ii) 0.75%, with an ABR floor of 1.00%. The New Term Loans have the same amortization schedule as the Prior Term Loans they replaced, amortizing at 1% per annum, and maturing on November 21, 2031.

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

As of September 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Revolving Credit Facility.

The Company capitalized $14.8 million in transaction costs related to the First Lien Credit Agreement amendment during the nine months ended September 30, 2026. Of these amounts, $11.0 million was capitalized as a component of long-term debt related to the Incremental Term Loan and $3.8 million was capitalized as a component of other assets related to increasing the borrowing capacity of the Revolving Credit Facility. In addition, in connection with the Credit Agreement Refinancing Amendment, the Company incurred transaction costs of approximately $2.5 million during the three and nine months ended September 30, 2026. Substantially all of these costs related to debt modification and were expensed as incurred, with an immaterial amount capitalized as a component of long-term debt related to new term loan lenders and the modification of the Revolving Credit Facility.

Other Secured Loans

As of September 30, 2026 and December 31, 2025, the Company had $60.3 million and $63.1 million, respectively, of other secured loans outstanding, which were entered into in order to finance the purchase of certain assets. Principal amortization is payable in monthly installments with any remaining balance payable on the final maturity dates of November 1, 2028 and January 1, 2031.

Covenants and Restrictions on Dividends

The First Lien Credit Agreement contains a financial covenant that requires the Company to maintain, commencing with the fiscal quarter ended June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA not to exceed 8.25-to-1; however, the Company is only required to comply with this covenant if outstanding borrowings under the Revolving Credit Facility, excluding letters of credit, exceed specified thresholds. In addition, one of the Company’s other secured loans contains a financial covenant that requires the Company to maintain a Debt Service Coverage Ratio of no less than 1.15-to-1, as defined in the applicable loan agreement. The Credit Facilities also restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company, subject to various exceptions, including amounts necessary to make tax payments, a limited annual amount for employee equity repurchases, distributions required to fund certain parent entities and a general restricted payment basket that generally provides for no restrictions as long as the Total Leverage Ratio (as defined in the

First Lien Credit Agreement) is less than 5.0x. As of September 30, 2026, the Company was not subject to the financial covenant under the First Lien Credit Agreement and was in compliance with the financial covenant under its other secured loan.

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

During the three and nine months ended September 30, 2026, we continued to return capital to shareholders through share repurchases and dividends. From January 1, 2026 through February 26, 2026, we repurchased 187,819 shares for $38.3 million under our previously existing Rule 10b5-1 trading plan, which expired on February 26, 2026. On March 10, 2026, we entered into a Rule 10b5-1 trading plan (the “March 10b5-1 Plan”), which was subsequently amended on May 11, 2026 to change the commencement date to May 14, 2026 (the “May 10b5-1 Plan”). The terms of the May 10b5-1 Plan are otherwise identical to those of the March 10b5-1 Plan. The May 10b5-1 Plan was completed on July 22, 2026. During the period from May 14, 2026 through July 22, 2026, the Company repurchased 1,022,434 shares of TKO Class A common stock for an aggregate purchase price of $200.0 million based on an aggregate volume-weighted average price of $195.61 per share. All shares repurchased have been retired.

On March 10, 2026, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $800.0 million of our Class A common stock, and received an initial delivery of 3,136,179 shares on March 11, 2026. The valuation period under the ASR Agreement ended on June 30, 2026, and we received final delivery of 1,031,119 shares on July 1, 2026.

On August 6, 2026, the Company entered into a Rule 10b5-1 trading plan (the “August 10b5-1 Plan”), with repurchases beginning on August 11, 2026. As of September 30, 2026, the Company had repurchased 451,377 shares of TKO Class A common stock for an aggregate purchase price of $85.5 million based on an aggregate volume-weighted average price of $189.32 per share under the August 10b5-1 Plan. All repurchases have been retired. The August 10b5-1 Plan was completed on October 30, 2026, with the repurchase of 417,795 shares of TKO Class A common stock for an aggregate purchase price of $73.4 million occurring during October 2026.

The Company intends to commence additional repurchases of its outstanding Class A common stock under its existing share repurchase program. As of November 4, 2026, the Company has approximately $936.0 million available under its existing authorization. The Company expects to repurchase the balance of the existing authorization, which it intends to fund primarily from additional debt and cash on hand. The Company will determine at its discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors.

For the three months ended September 30, 2026 and 2025, the Company's board of directors declared quarterly cash dividends of $0.79 per share and $0.76 per share, respectively. For the nine months ended September 30, 2026 and 2025, aggregate cash dividends declared were $2.36 per share and $1.52 per share, respectively. These dividend payments represented TKO’s portion of the pro rata distributions from TKO OpCo to its equity holders, which totaled $149.4 million and $150.7 million for the three months ended September 30, 2026 and 2025, respectively, and $449.1 million and $301.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Cash Flows Overview

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$1,540.6	$975.8
Net cash used in investing activities	$(66.2)	$(73.7)
Net cash used in financing activities	$(1,066.0)	$(409.9)

Operating activities increased from $975.8 million of cash provided in the nine months ended September 30, 2025 to $1,540.6 million of cash provided in the nine months ended September 30, 2026. Cash provided in the nine months ended September 30, 2026 was primarily due to net income for the period of $831.6 million, which included certain non-cash items, including depreciation and amortization of $335.3 million and equity-based compensation of $119.6 million, as well as an increase in restricted cash of $604.0 million related to On Location for the FIFA World Cup 2026. These increases were partially offset by the timing of revenue recognition in advance of cash collections from customers as well as the timing of annual bonus payments. Cash provided in the nine months ended September 30, 2025 was primarily due to net income for the period of $545.4 million, which included certain non-cash items, including depreciation and amortization of $329.0 million and equity-based compensation of $83.2 million, as well as an increase in restricted cash of $253.6 million related to On Location for the FIFA World Cup 2026. This increase was partially offset by a decline in accounts payable and accrued liabilities primarily driven by the $250.0 million payments under the settlement agreement in the UFC antitrust lawsuits as well as other unfavorable changes in working capital primarily driven by the timing of collections.

Investing activities decreased from $73.7 million of cash used in the nine months ended September 30, 2025 to $66.2 million of cash used in the nine months ended September 30, 2026. Cash used in the nine months ended September 30, 2026 primarily reflects payments for property, buildings and equipment of $66.6 million and investments in affiliates of $4.0 million. Cash used in the nine months ended September 30, 2025 primarily reflects payments for property, buildings and equipment of $66.5 million, investments in affiliates of $16.2 million and acquisitions of $8.7 million, partially offset by infrastructure improvement incentives received of $10.4 million and proceeds from the sale of assets of $5.8 million.

Financing activities increased from $409.9 million of cash used in the nine months ended September 30, 2025 to $1,066.0 million of cash used in the nine months ended September 30, 2026. Cash used in the nine months ended September 30, 2026 primarily reflects payments for share repurchases of $1,123.8 million, distributions to EGH and its subsidiaries of $580.9 million, dividends paid to holders of TKO Class A common stock of $175.0 million, and net payments of $81.9 million to repay our outstanding debt and refinance our existing first lien term loan. These payments were partially offset by proceeds of $929.9 million received from the upsizing and repricing of the Company's existing first lien term loan. Cash used in the nine months ended September 30, 2025 primarily reflects payments for share repurchases of $826.1 million, distributions to EGH and its subsidiaries of $313.8 million, dividends paid to holders of TKO Class A common stock of $124.5 million, net transfers to EGH of $122.5 million and net payments on debt of $53.3 million. These payments were partially offset by net proceeds of $1.0 billion received from the upsizing of the Company's existing first lien term loan in September 2025 and contributions of $26.5 million from EGH in connection with the Endeavor Asset Acquisition.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2025 Annual Report. During the nine months ended September 30, 2026, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

TKO is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact TKO’s financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of September 30, 2026, a 1% increase in the effective interest rates would have increased our annual interest expense by approximately $46 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by TKO’s operations in the nine months ended September 30, 2026, revenues would have decreased by approximately $75.5 million and operating income would have decreased by approximately $11.2 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

The Company is currently in the process of a multi-year implementation to update its enterprise resource planning (“ERP”) system to a new fully cloud-based system that will replace our existing system. During the third quarter of 2026, we implemented our updated ERP to replace a legacy system at certain of our businesses. We have updated our internal controls over financial reporting accordingly to allow for modifications to our business processes. As the phased implementation occurs, it may result in additional changes to our processes and procedures which in turn may result in further changes to our internal controls over financial reporting. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems.

With the exception of the ERP implementation described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Report of Offering of Securities and Use of Proceeds Therefrom

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of the Company's Class A common stock by the Company and its affiliated purchasers made during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
July 1, 2026 to July 31, 2026	1,404,634	$191.25	1,404,634	$1,094,844
August 1, 2026 to August 31, 2026	159,818	$192.84	159,818	$1,064,025
September 1, 2026 to September 30, 2026	291,559	$187.40	291,559	$1,009,389
Total	1,856,011		1,856,011

(1)
Includes shares of our Class A common stock (i) delivered as final settlement of the ASR Agreement and (ii) repurchased under Rule 10b5-1 trading plans in connection with our previously announced share repurchase program of $3.0 billion.
(2)
Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes. On completion of the ASR Agreement, on July 1, 2026, we received final delivery of 1,031,119 shares of Class A common stock, in addition to the initial delivery of 3,136,179 shares on March 11, 2026. The final number of shares delivered upon settlement of the $800.0 million ASR Agreement was determined based on the volume-weighted average price of $191.97 per share of the Company’s Class A common stock during the term of the agreement, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement.

(3)
On March 10, 2026, we entered into a Rule 10b5-1 trading plan, subsequently amended on May 11, 2026, to change the commencement date to May 14, 2026 with repurchases under this plan being completed on July 22, 2026. On August 6, 2026, we entered into a Rule 10b5-1 trading plan, with repurchases commencing on August 11, 2026 and continuing through the close of business on October 30, 2026. We will determine at our discretion the timing and the amount of any repurchases based on our evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and we are not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, and may be modified, suspended, or discontinued at any time.

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

Chief Administrative Officer Stepping Down

On October 29, 2026, Seth Krauss, Chief Administrative Officer and Senior Counsel and a named executive officer of TKO Group Holdings, Inc. (the “Company”), notified the Company he was stepping down from such position, effective November 4, 2026 (the “Transition Date”). Following the Transition Date, Mr. Krauss will remain employed with the Company until January 15, 2027 in a non-executive officer role as Senior Counsel, pursuant to the terms and conditions of his existing employment agreement (other than with respect to his position and duties).

Amendment to Employment Agreement with Mr. Schleimer

On November 2, 2026, the Company entered into an amendment to Andrew Schleimer’s existing employment agreement (the “Schleimer Amendment”), which, absent the Schleimer Amendment, would have expired on December 31, 2026. The following represents a summary of the material terms of the Schleimer Amendment.

The Schleimer Amendment extends the term of Mr. Schleimer’s employment agreement to December 31, 2031 and provides for increases to Mr. Schleimer’s base salary and target bonus, effective January 1, 2027, to $2,500,000 each. In addition, on or promptly following the effectiveness of the Schleimer Amendment, Mr. Schleimer will receive an equity award of restricted stock units with a value of approximately $10,000,000 that will vest in five approximately equal installments on each of the one-year, two-year, three-year, four-year and five-year anniversaries of the effectiveness of the Schleimer Amendment, subject to Mr. Schleimer’s continued employment through the applicable vesting date (except in certain circumstance as provided in Mr. Schleimer's existing employment agreement). Further, in respect of fiscal year 2027 and each fiscal year commencing during the remainder of the term thereafter, Mr. Schleimer will be eligible to receive an annual equity award in respect of each such fiscal year, with a target equity award amount equal to $6,000,000. All other terms and conditions of Mr. Schleimer’s employment agreement remain unchanged and in full force and effect.

The foregoing summary of the Schleimer Amendment is not complete and is qualified in its entirety by reference to the Schleimer Amendment, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

(b) Material changes to the procedures by which security holders may recommend nominees to the Board.

None.

(c) Insider trading arrangements and policies.

Other than the below, during the three months ended September 30, 2026, no director or "officer" (as defined under 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On August 25, 2026, Shane Kapral, our Deputy Chief Financial Officer and principal accounting officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2026 Kapral

Trading Arrangement”). The 2026 Kapral Trading Arrangement provides for the sale of up to the net number of shares of Class A common stock underlying 11,259 restricted stock units received after giving effect to the number of shares sold to satisfy tax withholding obligations on each vesting date specified under the 2026 Kapral Trading Arrangement (such total number of shares is not determinable), with a plan end date of May 10, 2027.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.

		424(b)(3)	333-271893	Annex A	08/22/2023
3.1	Amended and Restated Certificate of Incorporation of TKO Group Holdings, Inc.	S-8	333-274480	4.1	09/12/2023
3.2	Amended and Restated Bylaws of TKO Group Holdings, Inc.	S-8	333-274480	4.2	09/12/2023
4.1	Registration Rights Agreement, dated as of September 12, 2023, by and among TKO Group Holdings, Inc., Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-41797	4.1	09/12/2023
10.1	Amendment No. 2, dated as of November 2, 2026, to Term Employment Agreement dated as of November 5, 2023, by and between TKO Group Holdings, Inc. and Andrew Schleimer					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					*
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.					*

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

TKO GROUP HOLDINGS, INC.

Date:	November 4, 2026	By:	/s/ ANDREW SCHLEIMER
Andrew Schleimer
Chief Financial Officer
(principal financial officer and authorized
signatory)

Date:	November 4, 2026	By:	/s/ SHANE KAPRAL
Shane Kapral
Deputy Chief Financial Officer
(principal accounting officer and authorized
signatory)